Form 10-Q
period 2005-03-31
International Securities Exchange, Inc.
filed 2005-05-16
CIK 1295230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32435

International Securities Exchange, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0681729
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

60 Broad Street, New York, New York	10004
(Address of principal executive offices)	(Zip code)

(212) 943-2400

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 15, 2005, there were 37,400,319 shares of the registrant’s Class A common stock outstanding (voting).

INTERNATIONAL SECURITIES EXCHANGE, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2005

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Revenues:
Transaction fees	$24,012	$21,652
Other member fees	5,546	5,192
Market data	4,625	3,900
Other	322	305

Total revenues	34,505	31,049

Expenses:
Compensation and benefits	8,227	7,555
Technology and communication	3,383	4,693
Occupancy	1,105	861
Professional fees	1,589	958
Marketing and business development	586	843
Depreciation and amortization	1,498	487
Other	1,700	1,397

Total expenses	18,088	16,794

Income before provision for income taxes	16,417	14,255
Provision for income taxes	7,556	6,843

Net income	$8,861	$7,412

Earnings per share:
Basic	$0.27	$0.23
Diluted	$0.25	$0.22
Weighted average number of shares outstanding:
Basic	33,059	32,139
Diluted	34,946	33,916

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,871	$44,847
Accounts receivable, net	33,163	29,787
Income tax receivable	3,137	11,332
Securities owned	4,979	4,980
Other current assets	3,436	6,655

Total current assets	172,586	97,601
Securities owned	18,205	22,199
Accounts receivable	6,548	6,426
Fixed assets, net	31,551	32,757
Deferred tax asset, net	17,348	15,835
Other assets	2,745	2,761

Total assets	248,983	177,579

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
Current liabilities:
Accounts payable, accrued expenses and other liabilities	14,351	8,434
Compensation and benefits payable	4,270	14,520
Deferred revenue	4,688	4,365
Payment for order flow payable	21,860	13,258

Total current liabilities	45,169	40,577
Deferred revenue	49,503	50,594
Other liabilities	4,766	4,949

Total liabilities	99,438	96,120

Commitments and contingencies (Note 4)

STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 150,000 and 45,000 shares authorized, 36,741 and 32,139 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	367	321
Additional paid-in capital	128,003	57,011
Retained earnings	21,257	24,180
Unearned compensation	—	(14)
Accumulated other comprehensive income	(82)	(39)

Total stockholders’ equity	149,545	81,459

Total liabilities and stockholders’ equity	$248,983	$177,579

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income/(Loss)	Total Equity
As of December 31, 2003	32,139	$321	$57,011	$9,087	$(99)	—	$66,320

Net income	—	—	—	26,163	—	—	26,163
Amortization of stock based plan	—	—	—	—	85	—	85
Dividend	—	—	—	(11,070)	—	—	(11,070)
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	(39)	(39)

As of December 31, 2004	32,139	321	57,011	24,180	(14)	(39)	81,459

Net income	—	—	—	8,861	—	—	8,861
Amortization of stock based plan	—	—	365	—	14	—	379
Dividend	—	—	—	(11,784)	—	—	(11,784)
Net proceeds from initial public offering	4,602	46	70,627	—	—	—	70,673
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	(43)	(43)

As of March 31, 2005 (Unaudited)	36,741	$367	$128,003	$21,257	$—	$(82)	$149,545

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash flow from operating activities:
Net income	$8,861	$7,412
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Depreciation and amortization	1,498	487
Stock based compensation	379	31
Deferred taxes	(1,513)	(3,445)
Unrealized (gain)/loss on securities owned and available for sale securities, net	58	(132)
(Increase)/decrease in operating assets:
Accounts receivable, net	(3,498)	(3,062)
Income tax receivable	8,195	3,055
Securities owned	3,895	(6,958)
Other assets	3,216	131
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	5,917	(1,818)
Compensation and benefits payable	(10,250)	(2,533)
Deferred revenue	(768)	17,555
Payment for order flow payable	8,602	2,447
Marketing fund payable	—	(150)
Other liabilities	(183)	1,076

Net cash provided by operating activities	24,409	14,096

Cash flow from investing activities:
Purchase of fixed assets	(274)	(1,046)

Net cash used in investing activities	(274)	(1,046)

Cash flow from financing activities:
Dividend	(11,784)	—
Net proceeds from initial public offering	70,673	—

Net cash provided by financing activities	58,889	—

Increase/(decrease) in cash and cash equivalents	83,024	13,050
Cash and cash equivalents, beginning of period	44,847	65,687

Cash and cash equivalents, end of period	$127,871	$78,737

Supplemental disclosure of cash flow information:
Cash paid for interest	40	—
Cash paid for taxes	840	7,228

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Information as of March 31, 2005 and for the Three Months ended March 31, 2005 and 2004 is unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The International Securities Exchange, Inc. (the “Company” or “ISE”), a Delaware corporation, operates a fully electronic exchange for equity and index options and related services utilizing a market structure which combines the efficiencies of electronic trading with auction market principles. The Company was founded in September 1997 as a limited liability company. In February 2000, the Company received regulatory approval to become an exchange and in May 2000, the Company formally commenced trading on its exchange. The Company reorganized into a corporation in April 2002. The Company is regulated by the U.S. Securities and Exchange Commission (“SEC”).

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All transactions and balances between the Company and its subsidiary have been eliminated in consolidation. The Company has one subsidiary, ETC Acquisition Corp., which has remained dormant since April 2002. These financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus, as filed with the SEC on March 9, 2005.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses for the period presented. Actual results could differ from those estimates.

Revenue Recognition

Transaction fees are earned based on contracts executed on the Company’s exchange and are recorded as transactions occur on a trade date basis. Transaction fees are recorded net of discounts of $6,511 and $5,248 for the three months ended March 31, 2005 and 2004, respectively. The Company waives or discounts certain trading fees including non broker-dealer trades and options on indices, as well as other types of trades.

Market data revenues are earned from the sale of the Company’s buy and sell transaction information through the Options Price Reporting Authority (“OPRA”). The Company earns a portion of OPRA’s revenue based on its pro-rata share of industry trade (not contract) volume. Revenue is recorded as transactions occur on a trade date basis.

Other member fees are comprised of revenues earned for connectivity and access to the Company’s exchange; revenue from the sale of Class B-2 memberships; fees for use of the Company’s communication network, equipment and trading software; and regulatory and administrative fees. Connectivity and access fees and communications, equipment and trading software fees are charged and recognized on a monthly basis based upon a specific fixed fee for each service. Revenue from the sale of Class B memberships is deferred and recognized on a straight-line basis over 14 years. Administrative fees are charged and recognized as incurred. Regulatory fees are charged on an annual basis and recognized over a twelve month period.

Deferred Revenue

The Company has sold 43 Class B-2 memberships as of March 31, 2005. The Class B-2 memberships were sold pursuant to a purchase agreement for $1.5 million each. Certain Class B-2 memberships were paid in full on the purchase date, while others are payable in annual installments; however, the agreement grants immediate membership upon execution of the agreement. The Company currently recognizes revenue from the sale over 14 years, the estimated useful life, on a straight-line basis. The estimated useful life was determined based upon an analysis of certain factors driving the securities industry that could have an effect on the Company’s operations in providing services to its members. Such factors included significant historical operating, regulatory and technology changes which have affected market participants and trading venues. Based upon the analysis, the Company estimated a life of 14 years; however, this period may be subject to change in the future.

On a periodic basis, or if certain circumstances come to its attention, the Company reviews the original factors or assumptions used in determining the estimated service period to ascertain the effect, if any, current events may have on those factors and assumptions. If the current facts warrant a change in the estimated service period, the Company will adjust the remaining revenue to be recognized in accordance with the new estimated service life using the prospective method. The service period may increase or decrease from the current estimate of 14 years based upon the facts and circumstances.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than 90 days from the statement of financial condition date to be classified as cash equivalents.

	March 31, 2005	December 31, 2004
Company funds	$115,259	$38,776
Reserved for payment for order flow program	12,612	6,071

Total	$127,871	$44,847

Securities Owned

The Company has, through a Rabbi Trust, investments in various mutual funds in connection with the Company’s previous long-term deferred compensation plan. Investments are carried at market value with realized and unrealized gains or losses reported in other revenue on the Consolidated Statements of Income. The Company has since replaced this plan with a stock-based plan (Note 8).

The Company also invests cash in excess of short-term operating needs in U.S. treasury securities with maturities ranging from 3 to 24 months which it classifies as available for sale. Unrealized gains and losses are included in accumulated other comprehensive income on the statement of changes in stockholders’ equity until realized. On a periodic basis, the Company reviews its portfolio for impairment. If a decline in fair value is deemed to be other than temporary, the security is written down to its fair value through earnings.

Securities owned consist of the following:

	March 31, 2005	December 31, 2004
U.S. Treasury	$14,821	$14,892
Mutual funds	8,363	12,287

Total	$23,184	$27,179

Income Taxes

The Company files a consolidated tax return for federal, state and local income tax purposes. In addition, the Company records deferred tax assets and liabilities for differences between the financial statement and income tax basis of assets and liabilities, using currently enacted tax rates. Deferred tax benefits and expenses are recognized for changes in deferred tax assets and liabilities.

Payment for Order Flow

The Company imposes fees upon its Primary Market Makers (“PMMs”) and Competitive Market Makers (“CMMs”) to fund payment for order flow from Electronic Access Members (“EAMs”) under a program administered by the Company. These fees are distributed to its EAMs as an economic inducement for EAMs to route their customer orders to the Company’s exchange. The PMMs have full discretion regarding the payment. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company reflects the assessments and payments on a net basis, with no impact on revenues or expenses. When fees are assessed, the Company records an asset (Accounts Receivable) with a corresponding liability (Payment for Order Flow Payable).

Payment for order flow cash is reflected in cash and cash equivalents on the Company’s Consolidated Statement of Financial Condition. These funds are not legally restricted and can be used for general corporate purposes.

Stock-Based Compensation

Effective January 1, 2005 and in connection with its initial public offering, the Company began to account for stock-based employee compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” using the modified prospective adoption method. Under this method of adoption, compensation expense is recognized over the relevant service period based on the fair value of stock options and restricted stock awards granted on or after January 1, 2005 and future years. In addition, compensation cost is recognized in 2005 for awards granted prior to the adoption date for which the requisite service period has not been rendered. No unearned compensation is included in stockholders’ equity for such stock options and restricted stock awards granted. Rather, such stock options and restricted stock units are included in stockholders’ equity under SFAS No. 123(R) when services required from employees in exchange for the awards are rendered and expensed.

Compensation expense resulting from stock options granted prior to the adoption of SFAS No. 123(R) were accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, and accordingly, compensation expense was measured as the excess of the estimated fair value per share of the Company at the date of grant over the options exercise price and is recognized over the vesting period.

As a result of adopting SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended March 31, 2005 are $65 and $35 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.

Had the Company determined compensation cost based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s net income would have been as follows:

Three Months Ended March 31, 2004
Net income, as reported	$7,412
Add: Stock based employee compensation expense, net of related tax benefits, included in reported net income	15
Deduct: Stock based employee compensation, net of related tax effects, determined under fair value based methods for all awards	(20)

Proforma net income	$7,407

As reported:
Earnings per share – basic	$0.23
Earnings per share – diluted	$0.22
Proforma:
Earnings per share – basic	$0.23
Earnings per share – diluted	$0.22

Fixed Assets

Fixed assets consist of software licenses, computer hardware, furniture and fixtures, equipment and leasehold improvements. Capitalized fixed assets are depreciated utilizing the straight-line method over the estimated useful lives as follows:

Trading related software licenses	5 to 7 years
Other software licenses	3 to 5 years
Hardware and equipment	3 to 5 years
Furniture and fixtures	7 years

Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or its estimated useful life.

Software Costs

Costs for internal software are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and other related guidance. Software development costs incurred during the preliminary project stage are expensed as incurred, while costs incurred during the application development stage are capitalized and amortization is computed using the straight-line method over the software’s estimated useful life, generally three to seven years, depending on the type of software. Amortization of these capitalized costs begins only when the software becomes ready for its intended use. Capitalization of costs ceases when the post implementation/operation stage of the software development process is reached.

The Company capitalized $0 and $27,512 for software licenses and software developed for internal use as of March 31, 2005 and December 31, 2004, respectively.

Marketing and Promotional Fees

Advertising costs, including media advertising and production costs, are expensed when incurred.

Intellectual Property

All costs related to internally developed patents are expensed as incurred.

Impairment of Long-Lived Assets

On a periodic basis, the Company performs a review for the impairment of long-lived assets when events or changes in circumstances indicate that the estimated undiscounted future cash flows expected to be generated by the assets are less than their carrying amounts or when other events occur which may indicate that the carrying amount of an asset may not be recoverable.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized on the Consolidated Statements of Financial Condition. Management estimates that the aggregate net fair value of all financial instruments recognized on the Consolidated Statements of Financial Condition approximates their carrying value, as such financial instruments are short term in nature and bear interest at current market rates.

3. INITIAL PUBLIC OFFERING

On March 14, 2005, the Company completed its initial public offering in which it sold 4,602,115 shares of Class A common stock at $18.00 per share. Proceeds to the Company, less commissions and other direct selling expenses, were $70.7 million.

4. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in various routine reviews, regulatory audits and inspections by the SEC as well as legal proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, it is the opinion of management, after consultation with counsel, that the outcomes of such proceedings or claims are unlikely to have a material adverse effect on the business, financial condition or operating results of the Company.

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space and computer equipment. Expenses recorded under these agreements for the three months ended March 31, 2005 and 2004 were $1,509 and $886, respectively. The Company also has entered into a contractual agreement for technology enhancements and support with OMX (US) Inc. and its affiliates (collectively “OMX”). Expenses related to OMX were $1,952 and $2,259 for the three months ended March 31, 2005 and 2004, respectively. In addition, the Company has entered into contractual agreements with certain index providers for the rights to trade index products. At March 31, 2005, future minimum payments for commitments are as follows:

	Operating Leases	OMX	Other	Total
December 31, 2005	$4,275	$3,149	$375	$7,799
December 31, 2006	5,209	3,492	500	9,201
December 31, 2007	3,086	3,517	500	7,103
December 31, 2008	1,566	3,102	—	4,668
December 31, 2009	1,267	2,587	—	3,854
Thereafter	7,522	2,587	—	10,109

Letter of Credit

In the normal course of business, the Company collateralizes certain leases through standby letters of credit. As of March 31, 2005 and December 31, 2004, the Company provided letters of credit totaling $638, collateralized by certificates of deposit at a financial institution which are included in other assets.

Line of Credit

As of March 31, 2005 and December 31, 2004, the Company had access to a $10,000 uncommitted credit line from a commercial banking institution to be used to meet the Company’s normal short-term capital needs. There were no borrowings outstanding under this credit line at any of those dates.

Guarantees

The Company applies the provisions of the FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which provides accounting and disclosure requirements for certain guarantees. The Company’s trading rules, which Class B members are bound by, limit the Company’s liability for losses suffered while conducting business on the Company’s exchange. The Company’s trading rules do not extend to the customers of its Class B members. However, contractually the Company agrees to indemnify its Class B members for losses they suffer in very limited circumstances. The potential for the Company to be required to make payments related to such contractual indemnifications is deemed remote.

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2005	December 31, 2004
Trading related fees	$19,400	$16,332
Payment for order flow program	9,248	7,187
Class B-2 membership:
Current	4,300	6,900
Non-current	6,600	6,600
Unamortized discount	(542)	(898)
Other	740	127
Allowance for doubtful accounts	(35)	(35)

Total	$39,711	$36,213

6. OTHER MEMBER FEES

Other member fees are comprised of the following:

	Three Months Ended March 31,
	2005	2004
Connectivity and access fees	$3,006	$2,726
Communication, equipment and software fees	803	1,090
Regulatory and administrative fees	289	340
Revenue from sale of Class B-2 memberships	1,091	797
Imputed interest on installment sales of Class B-2 memberships	357	239

Total	$5,546	$5,192

7. DIVIDEND

In January 2005, the Company declared and paid a special dividend of $0.37 per share of Class A common stock to stockholders of record as of January 7, 2005, which represented a distribution of $11,784. This special dividend represents $22,600 of remaining proceeds to be received from the sale of Class B-2 memberships sold in 2003 under installment agreements and $1,500 from the sale of 1 Class B-2 membership in November 2004, net of bonuses paid to the Company’s executive officers and non-industry directors of $1,301 and taxes of $11,086.

In February 2005, the Company declared and paid a stock dividend of eight shares of Class A common stock per share of Class A common stock outstanding. The stock dividend was designed to have the effect of a stock split at a ratio of 9 shares per share or a 9-1 stock split. Accordingly, all share and per share amounts have been adjusted to give effect to this event.

8. STOCK-BASED PLANS

Stock Options

The Company has two stock options plans – the 2002 Stock Option Plan, which was adopted in connection with its reorganization in 2002, and the Omnibus Stock Plan, which was adopted in connection with its initial public offering. Under the plans, options on the Company’s Class A common stock are issued for terms of 10 years and generally vest over 3 years. Options issued in connection with the Company’s reorganization were issued with an exercise price significantly less than the estimated fair market value of the Company on the date of grant. Options issued under the Omnibus Stock Plan were issued with an exercise price equal to the estimated fair market value of the Company on the date of grant. Options expire on dates ranging from May 2012 to January 2015. A summary of the stock option activity as of March 31, 2005 is as follows:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (years)	Options Exercisable	Weighted Average Exercise Price Per Exercisable Option
Outstanding, December 31, 2003	3,661,650	$1.39	8.4	3,607,947	$1.39
Granted	36,000	12.08	9.3	—	—
Forfeited	—	—			—
Exercised	—	—			—

Outstanding, December 31, 2004	3,697,650	1.49	7.4	3,610,944	1.39
Granted	486,021	18.00	9.9	—	—
Forfeited	—	—			—
Exercised	—	—			—

Outstanding, March 31, 2005	4,183,671	$3.41	7.5	3,667,650	$1.42

The weighted average estimated fair value of the options granted during the three months ended March 31, 2005 and 2004 was $5.70 and $0.09 per option, respectively. Prior to its initial public offering, the Company used the minimum value method to value the options. For options granted subsequent to its initial public offering, the Company used a binomial model to value the options. The following assumptions were used:

Grant	Dividend Yield	Expected Volatility	Risk-Free Rate	Expected Life (in years)
2004	2.9%	—	3.02%	5
2005	1.9%	31.3%	3.94%	5

Restricted Stock

In connection with its initial public offering, the Company granted restricted stock awards (“RSAs”) under its Omnibus Stock Plan. The RSAs vest over a 2 or 3 year period. The Company granted 659,204 RSAs on March 9, 2005, all of which remain outstanding as of March 31, 2005.

9. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company transacts business with its investors, or Class A common stockholders, directly or through the investor’s affiliated entities (collectively “investors”). The Company believes that the terms of these transactions are the same as those that would result from transactions among unrelated parties.

The following table reflects the Company’s transactions with its investors who have a 5% or greater ownership interest in Class A common stock:

	Three Months Ended March 31,
	2005	2004
Transaction fees(1)	$6,474	$5,724
Other member fees(2)	1,008	960

Total revenues	$7,482	$6,684

Professional fees(3)	$—	$104
Other	8	—

Total expenses	$8	$104

(1)	Certain investors execute transactions on the Company’s exchange and are charged transaction fees.
(2)	Certain investors are charged other member fees (Note 6) for participating in our exchange.
(3)	An investor provided financial and business advisory services in connection with the Company’s ongoing business strategy.

	March 31, 2005	December 31, 2004
Accounts receivable, net(1)	$4,617	$3,927
Total assets	4,617	3,927

Payment for order flow payable(2)	3,964	3,137
Additional paid-in-capital(3)	(4,345)	—

Total liabilities and stockholders’ equity	($381)	$3,137

(1)	The Company recorded receivables from its investors for their transaction executions as well as other member fees.
(2)	The Company owes funds to certain investors as part of its payment for order flow program.
(3)	The Company paid certain investors underwriting discounts and commissions in connection with its initial public offering.

10. EARNINGS PER SHARE

Basic earnings per share, or EPS, is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in earnings per share that could occur if securities or contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations is as follows:

	Three Months Ended March 31,
	2005	2004
Basic earnings per share:
Net income	$8,861	$7,412
Weighted average shares outstanding (in thousands)	33,059	32,139
Basic earnings per share	$0.27	$0.23
Diluted earnings per share:
Net income	$8,861	$7,412
Weighted average shares outstanding (in thousands)	33,059	32,139
Diluted effect of common stock equivalent shares related to stock options and restricted stock (in thousands)	1,887	1,777

Weighted average shares outstanding—diluted (in thousands)	34,946	33,916

Diluted earnings per share	$0.25	$0.22

Diluted EPS computation does not include the antidilutive effect of 124 options as of March 31, 2005.

11. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) includes net income and changes in stockholders’ equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income/(loss) is as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$8,861	$7,412
Change in other comprehensive income/(loss):
Net unrealized loss on available for sale securities, net of tax	(82)	—

Total comprehensive income	$8,779	$7,412

12. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company operates as one business segment, as an electronic exchange for equity and index options and related services. Revenues are derived in the U.S. and all of the Company’s assets are located in the U.S. The Company considers significant customers to be those who account for more than 10% of the Company’s total revenues. The following is customer concentration information:

	Three Months Ended March 31,
	2005	2004
Members	—	1
Approximate percent of total revenues	—	10%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions together with the condensed consolidated financial statements and related notes. Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including market and general economic conditions in the U.S. and elsewhere in the world, growth of our market share, our ability to keep up with rapid technological change, our business strategy, our offering of new products including index options and market data products, consolidation in our member base and within our industry and legislative and regulatory changes relating to our business and operations or activities, and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company’s other filings with the SEC or in materials incorporated therein by reference.

Overview

We are a fully electronic securities exchange. Our exchange provides a trading platform in listed equity and index options and related services that are designed to improve the market for options and the speed and quality of trade execution for our members.

Our Business Environment

We continue to operate in a challenging business, economic and regulatory environment. The U.S. economy showed signs of steady growth which resulted in the Federal Reserve raising short-term interest rates; however, the broad equity market indices have declined since the beginning of 2005. As of March 31, 2005, the S&P 500 index and Dow Jones Industrial Average both decreased 3% and the NASDAQ Composite index decreased 8%. The Chicago Board Options Exchange, or CBOE, volatility index, commonly referred to as a “fear gauge,” has remained relatively constant since the beginning of the year; however, it has increased recently as a result of higher volatility in the marketplace. Industry average daily equity options volume increased 11.2% from 4.7 million contracts for the three months ended March 31, 2004 to 5.2 million contracts for the comparable period in 2005. Our average daily equity options volume increased 16.3% from 1.5 million to 1.7 million over the same periods.

Changing Competitive Landscape

We currently face substantial competition from the five other options exchanges now operating in the United States: the CBOE, the American Stock Exchange, or AMEX, the Philadelphia Stock Exchange, or PHLX, and the Pacific Stock Exchange, or PCX, collectively referred to as the traditional floor-based exchanges, and the Boston Options Exchange, or the BOX. The traditional floor-based exchanges have recently made important changes in their operations that threaten to curb the growth of, or reduce, our trading volume. All of the traditional floor-based exchanges have introduced electronic trading capabilities to operate in tandem with their trading floors. This could lead to a commoditization of electronic trading in the options industry. Price competition has ensued among all exchanges as the traditional floor-based exchanges have begun implementing more extensive electronic trading capabilities. In addition, the BOX began operations as the only other fully electronic exchange in February 2004. Because of the BOX’s brief operating history, it is not yet clear whether the electronic exchange model that the BOX has adopted will be able to compete successfully with the other options exchanges, including ISE.

In addition, there have been several recent announcements of mergers and acquisitions in the securities trading marketplace:

•	On January 3, 2005, Archipelago Holdings, Inc., the parent company of the Archipelago Exchange, or ArcaEx, announced that it had entered into a definitive agreement to acquire PCX Holdings, Inc., parent company of the PCX, a floor-based and electronic options exchange.

•	On April 20, 2005, the New York Stock Exchange, Inc., or NYSE, and ArcaEx announced they had entered into a definitive merger agreement that will lead to the combined entity, NYSE Group, Inc., becoming a publicly-held company.

•	On April 22, 2005, the Nasdaq Stock Market, Inc. announced it had entered into a definitive agreement to effectively acquire Instinet Group Incorporated’s INET ECN.

The consummation of these mergers and acquisitions are all subject to certain conditions, including SEC approval. Based upon these recent announcements, there has been speculation in the marketplace of increased mergers or consolidation of the remaining exchanges across all product lines in order to remain competitive. At this time, it is unclear what effect, if any, these proposed mergers and acquisitions will ultimately have upon the competitive landscape of the options industry if exchanges become part of larger, well-capitalized organizations.

Regulatory Environment

In recent years, the securities trading industry, and in particular the securities markets, have been subject to significant regulatory changes and increasing political and public scrutiny in response to a number of developments and inquiries:

•	In a concept release issued in February 2004, the SEC expressed specific concern and solicited comment from market participants about three options market practices: payment for order flow, specialist guarantees and internalization of orders. It is unclear at present whether the SEC will take any action in the future to restrict or prohibit any of these practices or other practices that are common within the options exchange industry. However, the issuance of the concept release and recent investigations by the SEC into the activities of floor brokers and other matters suggest, in our opinion, that the SEC is taking an increased interest in market oversight issues generally. Any of these factors or events may result in future regulatory changes, which could cause us to change the way we conduct our business and may have a negative effect on our operations.

•	In November 2004, the SEC proposed corporate governance, transparency, oversight and ownership rules for self regulatory organizations (“SROs”) such as us, and issued a concept release examining the efficacy of self-regulation by SROs. We do not know whether the proposals will be adopted. These recently proposed changes in the rules and regulations affecting SROs by the SEC could result in changes in the manner in which we conduct business or govern ourselves. The new rules also could, among other things, make it more difficult or more costly for us to conduct our existing business or enter into new businesses. We are presently evaluating and monitoring developments with respect to the proposed rules and cannot predict or estimate the full extent to which these proposals, if adopted as proposed, may affect us or our operations or the amount of the additional costs we may incur or the timing of such costs. We also cannot predict whether or to what extent the concept release might have an effect on us or our operations.

•	In April 2005, the SEC adopted Regulation NMS (“Reg. NMS”) which addressed order protection, intermarket access, sub-penny pricing, and market data. While Reg. NMS specifically addressed the equities marketplace, it serves as a further example of SEC interest in market oversight issues which may eventually extend to the options industry.

In addition, the SEC currently is considering whether to approve rule proposals of a number of options exchanges that would permit order-entry firms (the equivalent of our EAMs) to direct, or “preference,” their order flow to designated market makers. Under pending rule proposals, a market maker that is quoting at the best available ask price or the best available bid price on any market and that is so preferenced would receive an enhanced allocation in the filling of the order. Currently, the SEC has limited enhanced allocations to specialists or other market makers with heightened market obligations, and has not permitted order-entry firms to preference market makers in this manner. We have submitted comment letters to the SEC arguing that this form of preferencing could be harmful to the market. At the same time, in case the SEC decides to approve these filings, we have submitted our own preferencing proposal for SEC consideration. We do not know if or when the SEC will approve the preferencing proposals, including our own. We also cannot predict what effect preferencing might have on us and our competition or the industry as a whole.

Finally, as part of our strategy to provide our members with value added services and to diversify our revenue streams, we seek to add new functionality and products to our offering which may require SEC approval. This approval process subjects us to certain competitive disadvantages due to the time it takes to obtain SEC approval. For example, we have submitted rule filings to allow us to add new functionality to trade a large order at the midpoint of a spread, functionality needed to address our institutional customer base. Our request for approval had been pending for over a year, and has only been recently approved. In addition, the SEC is required to approve our rules to add index products to our offering. For example, we have had a request pending for approval to list our proprietary indices for over nine months and we do not know if or when the SEC will approve our proposed rule change. After ten months, the SEC approved our proposal to list certain NYSE indices on May 13, 2005.

New Product Offerings

In order to remain competitive, diversify our product offering and meet the needs of our members, we continue to introduce new products:

SPDRs®

On January 10, 2005, we began trading options on the Standard & Poor’s Depository Receipts® (SPDR), commonly known as “Spiders.” For the three months ended March 31, we have traded approximately 26,000 contracts per day on average, which accounted for 21.0% of total industry trading in this issue.

Index Products

On February 22, 2005, we began trading options on the NASDAQ-100® and Mini NASDAQ-100® indices. In November 2004, we obtained licenses to list options on the Mini FTSE 100®, the Micro FTSE 100®, the Mini FTSE 250® and the Micro FTSE 250® and expect to begin trading options on these indices in the second half of 2005, subject to receipt of SEC approval. Furthermore, in December 2004, we obtained licenses to list options on the series and family of indices associated with the Frank Russell Company, including without limitation, Russell 1000®, Russell 2000® and Russell 3000® and we expect to begin trading some of these products in the second quarter of 2005. In August 2003, we obtained licenses to list options on four indices associated with the NYSE, the NYSE US 100 Index™, the NYSE International 100 Index™, the NYSE World Leaders Index™, and the NYSE TMT Index™, and we expect to begin trading some of these indices in the second half of 2005.

Proprietary Indices

In September 2004, we began disseminating our first three proprietary indices – the ISE 50™, ISE 100™ and ISE 250™. We are also developing certain sector based indices which we intend to roll out in the second quarter of 2005. We intend to list options on our indices pending SEC approval.

Initial Public Offering

On March 14, 2005 we completed our initial public offering in which we sold 4,602,115 shares of Class A common stock at $18.00 per share. Certain existing shareholders sold an additional 6,954,590 shares of Class A common stock. We received net proceeds less underwriting discounts and commissions, of approximately $70.7 million. Our stock began trading on the NYSE on March 9, 2005 under the ticker symbol “ISE.”

Seasonality

In the securities trading industry, quarterly revenue fluctuations are common and are due primarily to variations in trading volumes, competition and technological and regulatory changes. We believe we experience increased levels of trading activity in the first and second quarter, primarily the winter and spring months, and decreased levels of trading activity in the third and fourth quarter, primarily the summer and holiday months. To date, these seasonal trends may have been masked by the significant quarter over quarter growth in our trading volumes and operating results. As a result of this and other factors described elsewhere in this filing, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and the results of any quarter are not necessarily indicative of results of any future period.

Business Trends and Drivers

Transaction Fees

Transaction fees have accounted for, and continue to account for, a majority of our revenues and are primarily driven by contract trading volumes, pricing changes and the proportion of non-broker-dealer customer volume in the trading mix. We do not charge our members for executing non-broker-dealer customer orders on our exchange, except for options on the SPDRs and certain indices. Therefore, increases in our non-broker-dealer customer orders reduce our average revenue per side. As a percent of our total sides, non-broker-dealer customer sides have continued to increase, reaching a high of 41.4% during the three months ended March 31, 2005. We expect our non-broker-dealer customer orders to level off and remain in the 40% range. We continually examine our fee structure in light of competitive changes in the marketplace.

Other Member Fees

Other member fees are primarily driven by the number of participants that become members of our exchange, the number of users logging onto our trading system and the capacity requirements that are dictated by the number of quotes, or orders submitted to our trading system as well as the communication method chosen by the member. As of March 31, 2005, we sold 43 Class B-2 memberships and in April 2005, sold 2. We anticipate selling the remaining 15 Class B-2 memberships, and may effect such sales at any time. However, we have no present agreements with any entity with respect to the purchase of such Class B-2 memberships and cannot assure any such sales will occur.

Market Data

Market data revenues are primarily driven by the number of trades executed on our exchange as well as the OPRA revenue. We expect our market data revenues to continue to fluctuate based upon trading volumes and OPRA’s profitability.

Other Revenues

Other revenue is primarily driven by our available cash balances and changes in the market values of securities owned in our previous long-term deferred compensation plan. We anticipate higher interest income as we invest the cash raised in our initial public offering.

Components of Expenses

Compensation and Benefits

Employee compensation and benefits expense is primarily driven by changes in our headcount and levels of incentive compensation. In connection with our initial public offering, we changed our long-term performance-based profit sharing plan to a stock based plan, which will likely result in higher expenses than our previous incentive compensation. Additionally, we have expensed stock options in accordance with SFAS No. 123(R). We expect to incur stock based compensation costs of approximately $4.8 million in 2005, which includes $0.8 million for options expense and $2.0 million for restricted stock we granted to our employees in connection with our initial public offering to recognize their contributions to our success. We expect our headcount to continue to increase as we grow our business. We will also incur a success bonus payable to our executive officers and non-industry directors if and when we sell our remaining Class B-2 memberships.

Technology and Communication

Technology and communication expense is primarily driven by costs associated with our central trading system and generally fluctuates based upon long-term trends in our business activity. Certain elements of this expense, which we incur in anticipation of certain transaction volume levels, have both a fixed and variable nature. Once we incur these expenses initially, we may not incur them going forward on a recurring, annual basis. As a result of the importance of our systems to the viability of our business, we continue to invest heavily in areas such as system capacity and reliability, increased functionality and performance and security. We also must modify our systems from time to time to comply with various regulatory requirements. The expenses we incur for these modifications may vary substantially from period to period. We anticipate technology and communication expense to fluctuate with increases in volumes and trading system enhancements as well as technology changes in the industry.

Occupancy

Occupancy expense is primarily driven by our facility needs due to headcount or system needs as well as back-up facilities. We anticipate higher occupancy costs in the future to support our growth, computer operations and disaster recovery needs.

Professional Fees

Professional fees are generally discretionary in nature; however there are fixed components. As an SRO, we are required to regulate our members and as such, we employ the services of the National Association of Securities Dealers, Inc, or NASD, to perform certain of these functions. We also believe that, as an SRO, we will likely be subject to additional corporate governance, transparency, oversight and ownership rules proposed by the SEC in November 2004. We are presently evaluating and monitoring developments with respect to the proposed rules and cannot predict or estimate the full extent to which these proposals, if adopted as proposed, may affect us or our operations or the amount of the additional costs we may incur or the timing of such costs. Furthermore, certain expenses, such as those related to new business initiatives, may fluctuate from year to year. Lastly, as a result of becoming a public company, we expect to incur higher legal and audit fees.

Marketing and Business Development

Marketing and business development expense is generally discretionary in nature and is primarily driven by our public relations and product promotion campaigns. These expenses have remained relatively low during the three months ended March 31, 2005 primarily due to the timing of our media strategy. We anticipate these costs increasing in the later part of 2005 as we roll out our new index offerings.

Depreciation and Amortization

Depreciation and amortization expense is primarily driven by purchases of software licenses and leasehold improvements we purchase and capitalize. We expect to incur additional software amortization expense related to enhancements to our trading system in order to remain competitive. In addition, our leasehold improvements amortization may increase as we review our office space requirements and disaster recovery needs.

Other Expenses

Other expenses is primarily driven by our trading volumes in licensed products as we pay a licensing fee for our members to trade options on exchange traded funds, or ETFs. Licensing fees are offset by surcharges we charge members for trading licensed products, which are included in transaction fee revenues. We expect other expenses to increase as we increase our trading of licensed products.

Provision for Income Taxes

Provision for income taxes is based on the application of prevailing federal, state and local tax rates. The difference between our effective tax rate and the statutory tax rate may vary from period to period, but primarily results from state and local taxes and the effect of certain non-deductible expenses. We expect our effective tax rate to range from approximately 46% to 48% in 2005.

Critical Accounting Policies

Our accounting policy related to our revenue recognition from the sale of Class B memberships is our most critical accounting policy that requires management to make estimates and judgments that could affect our results.

As of March 31, 2005 we have sold 43 Class B-2 memberships. The Class B-2 memberships were sold pursuant to a purchase agreement for $1.5 million each. Certain Class B-2 memberships were paid in full on the purchase date, while others are payable in annual installments; however, the agreement grants immediate membership upon execution of the agreement.

The Class B-2 membership rights are transferable and have no contractual term. We have an implied performance obligation to maintain our marketplace over the life of the membership, and therefore recognize the revenue from the sale of the membership rights over the estimated life of the membership, as the implied performance obligation is fulfilled. We have estimated the life of the membership at 14 years, and recognize revenue over this period on a straight-line basis.

In order to determine the estimated service life of a membership, we identified 3 broad factors affecting the securities industry that have a significant impact on our operations, and therefore, the estimated service life of the Class B-2 memberships – the securities industry’s challenging operating environment, regulatory changes and technology innovations. We identified specific historical events in the options industry and the broader securities industry for each of these factors, assigned an appropriate time horizon for each event, and calculated an average time horizon for each factor. Based on this analysis, we used the average across all factors, 14 years, as an estimate for the service life of the Class B-2 memberships.

The occurrence of each historical event considered in the analysis has necessitated significant changes in the business models of the securities exchanges and market participants. Each of the factors identified have had a significant impact on the options industry or broader securities industry, and will have a significant impact on our memberships.

On a periodic basis, or if certain circumstances come to our attention, we review the original factors or assumptions used in determining the estimated service period to ascertain the effect, if any, current events may have on those factors and assumptions. If the current facts warrant a change in the estimated service period, we will adjust the remaining revenue to be recognized in accordance with the new estimated service life using the prospective method. The service period may increase or decrease from our current estimate of 14 years based upon the facts and circumstances, and therefore, these revenues may fluctuate in the future.

We recognized revenue of $1.4 million during the three months ended March 31, 2005 and $1.0 million during the comparable period in 2004.

Recently Issued Accounting Pronouncements

None

Key Statistical Information

In evaluating the performance of our business, management closely monitors these key statistics:

	Three months ended March 31
	2005	2004
Trading Days	61	62

Average daily trading volume: (1) (2)
Total U.S. industry equity options traded (in thousands)	5,223	4,697
Our equity options traded (in thousands)	1,727	1,485
Our market share of equity options traded	33.1%	31.6%

Our member total trading volume (sides, in thousands): (3)
Customer	87,507	69,275
Firm proprietary	18,219	12,944
Market maker	105,649	101,944

Total sides	211,375	184,163

Our market share of total industry trading: (4)
Customer	30.7%	24.6%
Firm proprietary	21.2%	19.9%
Market maker	32.6%	36.1%

Revenue:
Average transaction fee per side (5)	$0.11	$0.12
Average transaction fee per revenue side (6)	$0.18	$0.18

Our trades: (7)
Average contracts per trade	17.1	17.6
Average trades per day (in thousands)	101.0	84.6
Total trades (in thousands)	6,163	5,247
Our market share of industry trade volume	35.6%	33.2%

Our listed issues: (8)
Average number of issues traded during the period	705	611

Our members (average number trading during period)
PMMs	10	10
CMMs	139	126
EAMs	94	98

Total	243	234

Employees at end of period	164	145

(1)	Represents single counted contract volume. For example, a transaction of 500 contracts on our exchange is counted as a single 500 contract transaction for purposes of calculating our volumes, even though we may receive transaction fees from parties on both sides of the transaction, one side of a transaction, or in some cases, neither side of a transaction.
(2)	Our market share is calculated based on the number of contracts executed on our exchange as a percentage of total industry contract volume.
(3)	Represents each side of a buy or sell transaction. For example, a transaction of 500 contracts on our exchange is counted as two sides of 500 contracts, representing a buy and a sell transaction. We do not currently receive transaction fees from non-broker-dealer customer sides, except for options on SPDRs® and certain options on indices.

(4)	Represents our market share of total U.S. industry equity trading for members trading on our exchange based on contract trading volume.
(5)	Average transaction fee per side is calculated by dividing our transaction fees by the total number of sides executed on our exchange. We generally do not charge our members for executing non-broker-dealer customer orders on our exchange. Comparing our average transaction fee per side to our average transaction fee per revenue side reflects the negative effect of our fee waivers on our revenues, on a per side basis.
(6)	Our average transaction fee per revenue side reflects the transaction fee we charge to our market participants per our publicly available pricing schedules. These schedules were part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act.
(7)	Members can have several contracts per trade. Trades represent the number of trades cleared through The Option Clearing Corporation, or the OCC. Market data revenue is generated on a per trade basis, not on a contract basis.
(8)	By “issues” we mean the number of securities underlying our options. We trade multiple options series on each underlying security.

We derive our data from our own records and data for the markets in which we compete from information published by or prepared for OCC and the OPRA.

Three Months Ended March 31, 2005 versus March 31, 2004

Overview

Net income increased 19.5% to $8.9 million during the three months ended March 31, 2005 from $7.4 million during the comparable period in 2004, primarily due to increased trading. Our expenses increased 7.7% to $18.1 million during the three months ended March 31, 2005 from $16.8 million during the comparable period in 2004. Included in our 2005 expenses are approximately $0.5 million of non capitalizable costs related to our initial public offering, as well as approximately $0.3 million of new costs as a result of us becoming a public company.

Revenues

Transaction Fees

Transaction fee revenues increased 10.9% to $24.0 million during the three months ended March 31, 2005 from $21.7 million during the comparable period in 2004, primarily due to increased trading volumes on our exchange. This volume growth was due to several factors, including the following:

•	Industry average daily trading volume of contracts, or ADV, for equity options during the three months ended March 31, 2005 increased 11.2% from the comparable period in 2004. Our ADV increased 16.3% over the same period and our market share increased to 33.1% from 31.6%.

•	The average number of members who executed transactions on our exchange increased to 243 during the three months ended March 31, 2005 from 234 during the comparable period in 2004. This was primarily due to the sale of additional Class B-2 memberships.

•	The average number of issues available to trade on our exchange increased to 705 during the three months ended March 31, 2005 from 611 during the comparable period in 2004.

Our average transaction fee per side decreased 3.4% to $0.11 during the three months ended March 31, 2005 from $0.12 during the comparable period in 2005. This decrease was primarily due to the proportional increase in our customer sides. We currently do not charge any fees for customer equity options transactions, except for options on SPDRs® which commenced trading in January 2005 and certain options on indices. Customer transactions represented 41.4% of all sides executed on our exchange during the three months ended March 31, 2005 compared to 37.6% during the comparable period in 2004. However, overall revenues generated from increased market maker and firm proprietary sides, on which we do charge transaction fees, more than offset the increase in customer sides and the decrease in average transaction fee per side.

Other Member Fees

Other member fees increased 6.8% to $5.5 million during the three months ended March 31, 2005 from $5.2 million during the comparable period in 2004. The increase was primarily due to an increase of $0.4 million for revenue recognized related to the sale of additional Class B-2 memberships, including $0.2 million of imputed interest on an installment sale paid ahead of schedule. We recognized revenue associated with the sale of 42 Class B-2 memberships during the three months ended March 31, 2004 and an additional 1 Class B-2 membership in the comparable period in 2005. Each Class B-2 membership was sold for $1.5 million and we recognize revenue from the sale over 14 years on a straight line basis, as well as imputed interest on Class B-2 memberships sold on an installment basis. In addition, our connectivity fees increased $0.3 million due to the additional Class B-2 members. Partly offsetting these increases was a decrease of $0.3 million related to lower communication fees as we continue to direct our members to obtain and pay for their own communication lines to our network. This, in turn, reduces some of our costs associated with these lines.

Market Data

Market data revenues increased 18.6% to $4.6 million during the three months ended March 31, 2005 from $3.9 million during the comparable period in 2004. The increase was primarily attributable to a proportionately higher number of trades executed on our exchange as well as increased revenues earned by OPRA during the period. Our number of trades increased 17.5% during the timeframe. We accounted for 35.6% of total industry trades during the three months ended March 31, 2005 compared to 33.2% during the comparable period in 2004.

Other

Other revenues increased 5.6% to $0.32 million during the three months ended March 31, 2005 from $0.30 million during the comparable period in 2004. The increase was primarily attributable to $0.2 million of additional interest income on higher average cash balances mostly offset by a decrease in unrealized gains on securities owned of $0.2 million.

Expenses

Compensation and Benefits

Compensation and benefits expense increased 8.9% to $8.2 million during the three months ended March 31, 2005 from $7.6 million during the comparable period in 2004. The increase was primarily due to increased headcount to support our growth. Our headcount increased to 164 as of March 31, 2005 from 145 as of March 31, 2004. Also included in compensation and benefits is $0.4 million of stock based compensation related to options and restricted stock we granted in connection with our initial public offering. We adopted SFAS No. 123(R) effective January 1, 2005 and accordingly began to expense options, which accounted for $0.1 million of our total stock based compensation for the three months ended March 31, 2005.

Technology and Communication

Technology and communication expense decreased 27.9% to $3.4 million during the three months ended March 31, 2005 from $4.7 million during the comparable period in 2004. Fees paid to OMX decreased $1.4 million due to lower licensing fees as we signed a new agreement in June 2004 changing this fee from usage based to fixed price. Costs related to our office technology increased $0.2 million primarily due to a new communication system for our market operations and office facility, as well as an increase in market data expense for our index initiative. Costs related to our trading system decreased $0.1 million primarily due to lower maintenance and enhancement costs for those systems.

Occupancy

Occupancy expense increased 28.3% to $1.1 million during the three months ended March 31, 2005 from $0.9 million during the comparable period in 2004, primarily due to additional space leased for business continuity purposes.

Professional Fees

Professional fees increased 65.9% to $1.6 million during the three months ended March 31, 2005 from $1.0 million during the comparable period in 2004. The increase was primarily due to higher legal and audit fees related to becoming a public company. Partly offsetting this increase was a decrease in technology consulting costs, as we have hired additional staff in our technology group.

Marketing and Business Development

Marketing and business development expense decreased 30.5% to $0.6 million during the three months ended March 31, 2005 from $0.8 million during the comparable period in 2004. The decrease was due primarily to lower media spending prior to the launch of our index product campaign.

Depreciation and Amortization

Depreciation and amortization increased to $1.5 million during the three months ended March 31, 2005 from $0.5 million during the comparable period in 2004. Amortization of our trading system licenses increased $1.0 million due to the purchase of expanded trading licenses from OMX in September 2003 and the renegotiation of our agreements with OMX in June 2004.

Other

Other expenses increased 21.8% to $1.7 million during the three months ended March 31, 2005 from $1.4 million during the comparable period in 2004. This increase was primarily due to an increase of $0.3 million in licensing fees we paid for trading options on index-based ETFs as a result of increased trading in these products. These fees are offset by surcharges we charge our members for trading these licensed options, which are included in transaction fee revenues.

Provision for Income Taxes

Our tax provision increased to $7.6 million during the three months ended March 31, 2005 from $6.8 million during the comparable period in 2004 as a result of higher pre-tax income. Our effective tax rate decreased to 46.0% from 48.0% over the same period primarily due to lower levels of permanent non-deductible items.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by our operating activities, additional capital contributions or loans from our investors and proceeds from our initial public offering. On March 14, 2005, we completed the sale of 4,602,115 shares of Class A common stock at $18.00 per share in our initial public offering, for which we received net proceeds of $70.7 million. We believe that cash flows generated by our operating activities, together with net proceeds from our initial public offering, should be sufficient for us to fund our current operations for at least the next 12 months. In addition, we have access to an uncommitted $10.0 million credit facility and may have the ability to raise capital through issuance of debt or equity to new or existing investors through private and public capital markets transactions, if necessary.

Cash and cash equivalents increased to $127.9 million as of March 31, 2005 from $44.8 million as of December 31, 2004 primarily due to the net cash raised in our initial public offering of $70.7 million, partly offset by a special dividend of $11.8 million paid in connection with the proceeds from the sale of Class B-2 memberships. In addition, cash from operations increased $24.4 million primarily due to increased trading volumes on our exchange and timing on distribution of funds from our payment for order flow program. Our capital expenditures during the three months ended March 31, 2005 primarily related to the leasehold improvements for our disaster recovery space.

As of March 31, 2005 and December 31, 2004, included in cash and cash equivalents is $12.6 million and $6.1 million, respectively, for our payment for order flow program. Under this program we pay our EAMs on behalf of our market makers for order flow sent to the exchange. We assess fees to our market makers, PMMs and CMMs, and distribute those funds to our EAMs. Each

PMM has full discretion regarding the payment, and we administer the payments. Accordingly, we reflect the assessments and payments on a net basis with no impact on revenues or expenses. When fees are assessed, we record an asset with a corresponding liability.

As of March 31, 2005 and December 31, 2004, we had letters of credit agreement totaling $0.6 million and $0.6 million, respectively, to satisfy lease commitments and administrative obligations.

Financial Condition

Our initial public offering and the growth in our transaction volumes led to significant increases in our total assets and liabilities at March 31, 2005 from December 31, 2004:

•	Our securities owned decreased to $23.2 million as of March 31, 2005 from $27.2 million as of December 31, 2004. Our securities owned are comprised of investments of our excess cash in U.S. treasuries as well as investments in various mutual funds related to our long-term deferred compensation plan for our employees. Mutual fund investments decreased by $4.0 million primarily due to the withdrawal of vested balances by employees.

•	Our income tax receivable decreased to $3.1 million as of March 31, 2005 from $11.3 million as of December 31, 2004 primarily due to increased provision for income taxes. The receivable balance resulted from taxes we paid in connection with the sale of our Class B-2 memberships during 2003 and 2004.

•	Other current assets decreased to $3.4 million as of March 31, 2005 from $6.7 million as of December 31, 2004 primarily due to costs directly related with our initial public offering which were initially capitalized prior to closing and prepaid expenses associated with enhancement and maintenance of our systems.

•	Accounts payable and accrued expenses increased to $14.4 million as of March 31, 2005 from $8.4 million as of December 31, 2004 due to timing of trading related fees.

•	Compensation and benefits payable decreased to $4.3 million as of March 31, 2005 from $14.5 million as of December 31, 2004 due to the payment of incentive compensation awards and exercises of vested balances in our employee profit sharing plan.

•	Payment for order flow payable increased to $21.9 million as of March 31, 2005 from $13.3 million as of December 31, 2004 primarily due the timing of distributions from the payment for order flow program.

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(in thousands)
Operating leases	$22,925	$5,632	$7,333	$2,764	$7,196
OMX purchase obligations	18,434	3,803	7,021	5,670	1,940
Other purchase obligations	1,374	500	875	—	—

Total	$42,734	$9,935	$15,229	$8,434	$9,136

Our operating lease commitments primarily relate to obligations under operating leases with initial non-cancelable terms in excess of one year for office space and computer equipment. OMX purchase obligations relate to contractual agreements for trading software licenses, technology enhancements and support of our core trading system from OMX. Other purchase obligations relate to minimum license fees for certain index options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk to us generally represents the risk of changes in value of a financial instrument that might result from fluctuations in interest rates and equity prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. Furthermore, we have not entered into any derivative contracts to mitigate such risks, though we may in the future.

Interest Rate Risk

In order to maximize yields, we invest portions of our excess cash in short-term interest earning assets, primarily money market instruments at commercial banks and U.S. treasuries with maturities of less than 2 years, which totaled $130.1 million and $53.7 million as of March 31, 2005 and December 31, 2004, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Equity Price Risk

As an exchange, we do not trade securities for our own account nor maintain inventories of securities for sale. However, we do have investments in various mutual funds that we hold on behalf of our employees as part of our long-term performance-based profit sharing plan. Under the plan, fund awards are granted to our employees, which they in turn invest in various mutual fund investments. Employees vest in the distributions over a period of three years. The participating employees bear the risk of the vested portion of the investments, and we bear the risk of the unvested portion. In addition, we have purchased U.S. treasuries with our available excess cash in order to increase our return. As a result, we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $0.6 million and $0.8 million as of March 31, 2005 and December 31, 2004, respectively.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the period covered by this report. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

As an exchange, we are subject to routine reviews and inspections by the SEC as well as legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or other legal proceedings that we believe are reasonably likely to have a material adverse effect on our operating results, financial conditions or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The effective date of our registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-117145), relating to the initial public offering of 10,049,308 shares of our Class A common stock, par value $0.01, was March 9, 2005. On March 9, 2005, 4,000,000 shares of Class A common stock were sold on our behalf and 6,049,308 shares of Class A common stock were sold by our selling stockholders at an initial public offering price of $18.00 per share. The maximum aggregate offering price of the Class A common stock registered was $250.0 million. In connection with the offering, the underwriters were granted a 30-day option to purchase up to 1,507,397 additional shares of Class A common stock at the public offering price, less the underwriting discount, to cover any over-allotments, which they exercised on March 10, 2005, resulting in the purchase of an additional 602,115 shares of Class A common stock from us and 905,282 shares of Class A common stock from the selling stockholders. The offering was completed on March 14, 2005. Bear, Stearns & Co. Inc. and Morgan Stanley & Co. Incorporated acted as joint-bookrunning managers, and the co-managers for the offering were Goldman, Sachs & Co., Banc of America Securities LLC, Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC.

The aggregate offering price of the 11,556,705 shares of Class A common stock sold (together with the underwriters’ over-allotment shares) was $208.0 million. Net proceeds were $70.7 million to us and $116.4 million to the selling stockholders, after deduction of the underwriting discounts and commissions of $14.5 million and other offering expenses of approximately $6.4 million. None of the offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates or others. In addition, no net proceeds received by us have been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates or others. Deutsche Bank, Goldman, Sachs, Morgan Stanley, Bear Stearns, Banc of America and Merrill Lynch (either directly or through their affiliates) were both underwriters for, and selling stockholders in, the initial public offering. Collectively, these institutions sold in the offering and received offering proceeds for 6,068,717 shares. Currently, none of the underwriters own 10% or more of our Class A common stock.

We intend to use the proceeds of the offering for working capital and general corporate purposes, as described in our registration statement on Form S-1. Pending use, we have invested the amount of proceeds in short-term, interest-bearing money market investments. There has been no material change in the planned use of the initial public offering proceeds as described in our final Prospectus filed with the SEC pursuant to Rule 424(b).

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 11, 2005. The stockholders voted on the following matters:

1.	the election of four non-industry directors (elected by Class A shareholders);

2.	the election of the Chief Executive Officer as a director (elected by Class A shareholders);

3.	the election of (a) one Class B-1 industry director (elected by Class B-1 shareholders voting together as a single class); (b) one Class B-2 industry director (elected by Class B-2 shareholders voting together as a single class); and (c) one Class B-3 industry director (elected by Class B-3 shareholders voting together as a single class); and

4.	the ratification of our Finance and Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2005 fiscal year.

All nominees for election to the board were elected to the terms of office set forth in the Proxy Statement dated April 1, 2005. The stockholders’ vote ratified the appointment of the independent registered public accounting firm. No other business properly came before the Annual Meeting. The number of votes cast for, against, or withheld, and the number of abstentions with respect to each proposal, is set forth below. The Company’s independent inspectors of election reported the vote of stockholders as follows:

Election of Directors	For	Withheld	Against	Abstain
Nominee:
Barbara Diamond (non-industry director)	23,116,462	40,604	*	*
Mark P. Kritzman (non-industry director)	23,116,650	40,416	*	*
Ivers W. Riley (non-industry director)	23,133,497	23,569	*	*
Richard Schmalensee, Ph.D. (non-industry director)	23,132,579	24,487	*	*
David Krell (Chief Executive Officer director)	23,118,484	38,582	*	*
Sean D. Flynn (Class B-1 industry director)	8	—	*	—
James V. Harkness (Class B-2 industry director)	120	—	*	—
William A. Porter, Jr. (Class B-3 industry director)	60	3	*	—

Ratification of Independent Registered Public Accounting Firm	23,097,911	*	49,466	9,689

*	Not applicable.

Item 6. Exhibits

10.1	Form of Employment Agreement for executive officers.
31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SECURITIES EXCHANGE, INC.

Dated: May 16, 2005	By:	/s/ Bruce Cooperman
	Name:	Bruce Cooperman
	Title:	Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)