Form 10-Q
period 2005-06-30
International Securities Exchange, Inc.
filed 2005-08-15
CIK 1295230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2005, there were 37,392,998 shares of the registrant’s Class A common stock outstanding (voting).

INTERNATIONAL SECURITIES EXCHANGE, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2005

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Transaction fees	$23,965	$19,779	$47,977	$41,431
Other member fees	5,214	5,791	10,760	10,983
Market data	4,787	4,329	9,413	8,229
Other	1,027	514	1,349	819

Total revenues	34,993	30,413	69,499	61,462

Expenses:
Compensation and benefits	9,906	7,760	18,133	15,315
Technology and communication	3,251	4,123	6,633	8,816
Occupancy	1,054	942	2,159	1,803
Professional fees	1,204	640	2,793	1,598
Marketing and business development	1,093	751	1,679	1,594
Depreciation and amortization	1,511	534	3,009	1,021
Other	2,462	1,344	4,163	2,741
Reorganization	—	577	—	577

Total expenses	20,481	16,671	38,569	33,465

Income before provision for income taxes	14,512	13,742	30,930	27,997
Provision for income taxes	6,377	6,795	13,933	13,638

Net income	$8,135	$6,947	$16,997	$14,359

Earnings per share:
Basic	$0.22	$0.22	$0.49	$0.45
Diluted	$0.21	$0.20	$0.46	$0.42
Weighted average number of shares outstanding:
Basic	36,741	32,139	34,910	32,139
Diluted	38,818	33,918	36,911	33,918

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,083	$44,847
Accounts receivable, net	35,595	29,787
Income tax receivable	3,793	11,332
Securities owned	4,949	4,980
Other current assets	3,940	6,655

Total current assets	188,360	97,601
Securities owned	13,209	22,199
Accounts receivable	561	6,426
Fixed assets, net	31,020	32,757
Deferred tax asset, net	19,680	15,835
Other assets	2,730	2,761

Total assets	255,560	177,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	16,212	8,434
Compensation and benefits payable	6,768	14,520
Deferred revenue	4,806	4,365
Payment for order flow payable	12,837	13,258

Total current liabilities	40,623	40,577
Deferred revenue	51,161	50,594
Other liabilities	4,585	4,949

Total liabilities	96,369	96,120

Commitments and contingencies (Note 4)

STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 150,000 and 45,000 shares authorized, 36,741 and 32,139 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	367	321
Additional paid-in capital	129,492	57,011
Retained earnings	29,393	24,180
Unearned compensation	—	(14)
Accumulated other comprehensive income	(61)	(39)

Total stockholders’ equity	159,191	81,459

Total liabilities and stockholders’ equity	$255,560	$177,579

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income/(Loss)	Total Equity
As of December 31, 2003	32,139	$321	$57,011	$9,087	$(99)	—	$66,320

Net income	—	—	—	26,163	—	—	26,163
Amortization of stock based plan	—	—	—	—	85	—	85
Dividend	—	—	—	(11,070)	—	—	(11,070)
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	(39)	(39)

As of December 31, 2004	32,139	321	57,011	24,180	(14)	(39)	81,459

Net income	—	—	—	16,997	—	—	16,997
Amortization of stock based plan	—	—	1,854	—	14	—	1,868
Dividend	—	—	—	(11,784)	—	—	(11,784)
Net proceeds from initial public offering	4,602	46	70,627	—	—	—	70,673
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	(22)	(22)

As of June 30, 2005 (Unaudited)	36,741	$367	$129,492	$29,393	$—	$(61)	$159,191

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$16,997	$14,359
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Depreciation and amortization	3,009	1,021
Stock based compensation	1,869	59
Deferred taxes	(3,845)	(7,726)
Unrealized loss on securities owned, net	(66)	(179)
(Increase)/decrease in operating assets:
Accounts receivable, net	57	3,141
Income tax receivable	7,539	118
Securities owned	4,074	(6,811)
Other assets	2,710	(3,392)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	7,778	(1,888)
Compensation and benefits payable	(7,752)	170
Deferred revenue	1,008	16,379
Payment for order flow payable	(421)	8,047
Marketing fund payable	—	(450)
Other liabilities	(364)	1,094

Net cash provided by operating activities	32,593	23,942

Cash flows from investing activities:
Purchase of fixed assets	(1,236)	(1,684)
Maturities of available for sale securities	4,990	—

Net cash provided by/(used in) investing activities	3,754	(1,684)

Cash flows from financing activities:
Dividend	(11,784)	(11,070)
Net proceeds from initial public offering	70,673	—

Net cash provided by/(used in) financing activities	58,889	(11,070)

Increase in cash and cash equivalents	95,236	11,188
Cash and cash equivalents, beginning of period	44,847	65,687

Cash and cash equivalents, end of period	$140,083	$76,875

Supplemental disclosure of cash flow information:
Cash paid for interest	80	—
Cash paid for taxes	10,225	21,236

Non-cash activities:

In February 2005, the Company declared and paid a stock dividend of eight shares of Class A common stock per share of Class A common stock outstanding.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Information as of June 30, 2005 and for the Six Months

and Three Months Ended June 30, 2005 and 2004 is unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The International Securities Exchange, Inc. (the “Company” or “ISE”), a Delaware corporation, operates a fully electronic exchange for equity and index options and related services utilizing a market structure which combines the efficiencies of electronic trading with auction market principles. The Company was founded in September 1997 as a limited liability company. In February 2000, the Company received regulatory approval to become an exchange and in May 2000, the Company formally commenced trading on its exchange. The Company reorganized into a corporation in April 2002. The Company is regulated by the U.S. Securities and Exchange Commission (“SEC”). On March 14, 2005, the Company completed its initial public offering.

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

Revenue Recognition

Transaction fees are earned based on contracts executed on the Company’s exchange and are recorded as transactions occur on a trade date basis. Transaction fees are recorded net of discounts of $6,476 and $4,887 for the three months ended June 30, 2005 and 2004, respectively, and $12,987 and $10,136 for the six months ended June 30, 2005 and 2004, respectively. The Company waives or discounts certain trading fees.

Market data revenues are earned from the sale of the Company’s buy and sell transaction information and quotes through the Options Price Reporting Authority (“OPRA”). The Company earns a portion of OPRA’s revenue based on its pro-rata share of industry trade (not contract) volume. Revenue is recorded as transactions occur on a trade date basis.

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

Deferred Revenue

The Company has sold 45 Class B-2 memberships as of June 30, 2005. The Class B-2 memberships were sold pursuant to a purchase agreement for $1.5 million each. Certain Class B-2 memberships were paid in full on the purchase date, while others are payable in annual installments; however, the agreement grants immediate membership upon execution of the agreement. The Company currently recognizes revenue from the sale over 14 years, the estimated useful life, on a straight-line basis. The estimated useful life was determined based upon an analysis of certain factors driving the securities industry that could have an effect on the Company’s operations in providing services to its members. Such factors included significant historical operating, regulatory and technology changes which have affected market participants and trading venues. Based upon the analysis, the Company estimated a life of 14 years; however, this period may be subject to change in the future.

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

	June 30, 2005	December 31, 2004
Company funds	$133,585	$38,776
Reserved for payment for order flow program	6,498	6,071

Total	$140,083	$44,847

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

	June 30, 2005	December 31, 2004
U.S. Treasury	$9,878	$14,892
Mutual funds	8,280	12,287

Total	$18,158	$27,179

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

Payment for Order Flow

The Company imposes fees upon its Primary Market Makers (“PMMs”) and Competitive Market Makers (“CMMs”) to fund payment for order flow to Electronic Access Members (“EAMs”) under a program administered by the Company. These fees are distributed to certain EAMs as an economic inducement for EAMs to route their customer orders to the Company’s exchange. The PMMs have full discretion regarding the payment. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company reflects the assessments and payments on a net basis, with no impact on revenues or expenses. When fees are assessed, the Company records an asset (Accounts Receivable) with a corresponding liability (Payment for Order Flow Payable).

Payment for order flow cash is reflected in cash and cash equivalents on the Company’s Consolidated Statements of Financial Condition. These funds are not legally restricted and can be used for general corporate purposes.

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

As a result of adopting SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended June 30, 2005 are $278 and $156 lower, respectively, and for the six months ended June 30, 2005 are $344 and $189 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.

Had the Company determined compensation cost based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s net income would have been as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net income, as reported	$6,947	$14,359
Add: Stock based employee compensation expense, net of related tax benefits, included in reported net income	15	31
Deduct: Stock based employee compensation, net of related tax effects, determined under fair value based methods for all awards	(20)	(41)

Proforma net income	$6,942	$14,349

As reported:
Earnings per share – basic	$0.22	$0.45
Earnings per share – diluted	$0.20	$0.42
Proforma:
Earnings per share – basic	$0.22	$0.45
Earnings per share – diluted	$0.20	$0.42

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

The Company capitalized $576 and $27,512 for software licenses and software developed for internal use during the six months ended June 30, 2005 and the year ended December 31, 2004, respectively.

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

3. INITIAL PUBLIC OFFERING

On March 14, 2005 the Company completed its initial public offering in which it sold 4,602,115 shares of Class A common stock at $18.00 per share. Proceeds to the Company, less commissions and other direct selling expenses, were $70,673.

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

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space and computer equipment. Expenses recorded under these agreements for the three months ended June 30, 2005 and 2004 were $1,526 and $963, respectively, and for the six months ended June 30, 2005 and 2004 were $3,035 and $1,849, respectively. The Company also has entered into a contractual agreement for technology enhancements and support with OMX (US) Inc. and its affiliates (collectively “OMX”). Expenses related to OMX were $1,902 and $1,731 for the three months ended June 30, 2005 and 2004, respectively, and $3,854 and $3,990 for the six months ended June 30, 2005 and 2004, respectively. In addition, the Company has entered into contractual agreements with certain index providers for the rights to trade index products. At June 30, 2005, future minimum payments for commitments are as follows:

	Operating Leases	OMX	Other	Total
Six months ending December 31, 2005	$3,249	$1,297	$500	$5,046
Year ending December 31, 2006	5,778	3,492	1,000	10,270
Year ending December 31, 2007	3,658	3,517	500	7,675
Year ending December 31, 2008	1,963	3,102	300	5,365
Year ending December 31, 2009	1,353	2,587	—	3,940
Thereafter	7,522	2,587	—	10,109

Letter of Credit

In the normal course of business, the Company collateralizes certain leases through standby letters of credit. As of June 30, 2005 and December 31, 2004, the Company provided letters of credit totaling $651 and $646, respectively, collateralized by certificates of deposit at a financial institution which are included in other assets.

Line of Credit

As of June 30, 2005 and December 31, 2004, the Company had access to a $10,000 uncommitted credit line from a commercial banking institution to be used to meet the Company’s normal short-term capital needs. There were no borrowings outstanding under this credit line at any of those dates.

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

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2005	December 31, 2004
Trading related fees	$23,131	$16,332
Payment for order flow program	6,339	7,187
Class B-2 membership:
Current	6,000	6,900
Non-current	600	6,600
Unamortized discount	(419)	(898)
Other	540	127
Allowance for doubtful accounts	(35)	(35)

Total	$36,156	$36,213

6. OTHER MEMBER FEES

Other member fees are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Connectivity and access fees	$2,960	$2,991	$5,966	$5,717
Communication, equipment and software fees	767	1,106	1,570	2,196
Regulatory and administrative fees	238	390	527	730
Revenue from sale of Class B-2 memberships	1,127	1,064	2,218	1,861
Imputed interest on installment sales of Class B-2 memberships	122	240	479	479

Total	$5,214	$5,791	$10,760	$10,983

7. DIVIDEND

In January 2005, the Company declared and paid a special dividend of $0.37 per share of Class A common stock to stockholders of record as of January 7, 2005, which represented a distribution of $11,784 related to the sale of its Class B-2 memberships.

In February 2005, the Company declared and paid a stock dividend of eight shares of Class A common stock per share of Class A common stock outstanding. The stock dividend was designed to have the effect of a stock split at a ratio of 9 shares per share or a 9-1 stock split. Accordingly, all share and per share amounts have been adjusted to give effect to this event.

8. STOCK-BASED PLANS

Stock Options

The Company has two stock option plans – the 2002 Stock Option Plan, which was adopted in connection with its reorganization in 2002, and the Omnibus Stock Plan, which was adopted in connection with its initial public offering. Under the plans, options on the Company’s Class A common stock are issued for terms of 10 years and generally vest over 3 years. Options issued in connection with the Company’s reorganization were issued with an exercise price significantly less than the estimated fair market value of the Company on the date of grant. Options issued under the Omnibus Stock Plan were issued with an exercise price equal to the estimated fair market value of the Company on the date of grant. Options expire on dates ranging from May 2012 to May 2015. A summary of the stock option activity as of June 30, 2005 is as follows:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (years)	Options Exercisable	Weighted Average Exercise Price Per Exercisable Option
Outstanding, December 31, 2003	3,661,650	$1.39	8.4	3,607,947	$1.39
Granted	36,000	12.08	9.3	—	—
Forfeited	—	—			—
Exercised	—	—			—

Outstanding, December 31, 2004	3,697,650	1.49	7.4	3,610,944	1.39
Granted	544,884	18.75	9.7	—	—
Forfeited	—	—			—
Exercised	—	—			—

Outstanding, June 30, 2005	4,242,534	$3.71	7.3	3,667,650	$1.42

The weighted average estimated fair value of the options granted during the six months ended June 30, 2005 and 2004 was $5.95 and $0.09 per option, respectively. Prior to its initial public offering, the Company used the minimum value method to value the options. For options granted subsequent to its initial public offering, the Company used a binomial model to value the options. The following assumptions were used:

Grant	Dividend Yield	Expected Volatility	Risk-Free Rate	Expected Life (in years)
2004	2.9%	—	3.02%	5
2005	1.8%	31.3%	3.94%	5

Restricted Stock

The Company issued restricted stock awards (“RSAs”) to employees and certain directors under its Omnibus Stock Plan primarily in connection with year-end compensation and its initial public offering. All of the restricted stock outstanding as of June 30, 2005 required future service as a condition to the delivery of the underlying shares of common stock along with certain other requirements outlined in the award agreements. The RSAs vest over a period of 2 or 3 years. Information related to these restricted stock awards is set forth below:

Grant	Restricted Stock Awards
Outstanding, December 31, 2004	—
Granted	662,794
Forfeited	(10,311)

Outstanding, June 30, 2005	652,483

Stock compensation expenses related to RSAs were $1,209 and $1,521 for the three months and six months ended June 30, 2005, respectively.

9. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company transacts business with its investors, or Class A common stockholders, directly or through the investor’s affiliated entities (collectively “investors”). The Company believes that the terms of these transactions are the same as those that would result from transactions among unrelated parties.

The following table reflects the Company’s transactions with its investors who have a 5% or greater ownership interest in Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Transaction fees(1)	$5,615	$4,087	$12,089	$9,812
Other member fees(2)	930	1,056	1,939	2,015

Total revenues	6,545	5,143	14,028	11,827

Professional fees(3)	—	104	—	104
Other	24	—	32	—

Total expenses	$24	$104	$32	$104

	June 30, 2005	December 31, 2004
Accounts receivable, net(4)	$3,819	$3,927

Total assets	3,819	3,927
Payment for order flow payable(5)	2,831	3,137
Additional paid-in-capital(6)	(4,345)	—

Total liabilities and stockholders’ equity	$(1,514)	$3,137

(1)	Certain investors execute transactions on the Company’s exchange and are charged transaction fees.
(2)	Certain investors are charged other member fees (Note 6) for participating in our exchange.
(3)	An investor provided financial and business advisory services in connection with the Company’s ongoing business strategy.
(4)	The Company recorded receivables from its investors for their transaction executions as well as other member fees.
(5)	The Company owes funds to certain investors as part of its payment for order flow program.
(6)	The Company paid certain investors underwriting discounts and commissions in connection with its initial public offering.

10. EARNINGS PER SHARE (shares in thousands)

Basic earnings per share, or EPS, is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in earnings per share that could occur if securities or contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$8,135	$6,947	$16,997	$14,359
Weighted average shares outstanding	36,741	32,139	34,910	32,139
Basic earnings per share	$0.22	$0.22	$0.49	$0.45
Diluted earnings per share:
Net income	$8,135	$6,947	$16,997	$14,359
Weighted average shares outstanding	36,741	32,139	34,910	32,139
Diluted effect of common stock equivalent shares related to stock options and restricted stock	2,077	1,779	2,001	1,779

Weighted average shares outstanding—diluted	38,818	33,918	36,911	33,918

Diluted earnings per share	$0.21	$0.20	$0.46	$0.42

Diluted EPS computation does not include the antidilutive effect of 536 and 333 options and RSAs for the three months and six months ended June 30, 2005, respectively.

11. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in stockholders’ equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$8,135	$6,947	$16,997	$14,359
Change in other comprehensive income:
Net unrealized loss on available for sale securities, net of tax	(61)	—	(61)	—

Total comprehensive income	$8,074	$6,947	$16,936	$14,359

12. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company operates as one business segment, as an electronic exchange for equity and index options and related services. Revenues are derived in the U.S. and all of the Company’s assets are located in the U.S. The Company considers significant customers to be those who account for more than 10% of the Company’s total revenues excluding revenue amortization from the sale of Class B-2 memberships. The Company believes the exclusion of revenue amortization from the sale of Class B-2 memberships accurately reflects the level of customer concentration. The following is customer concentration information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Members	—	1	—	1
Approximate percent of total revenues	—	11%	—	10%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions together with the consolidated financial statements and related notes. Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including market and general economic conditions in the U.S. and elsewhere in the world, growth of our market share, our ability to keep up with rapid technological change, our business strategy, our offering of new products including index options and market data products, consolidation in our member base and within our industry and legislative and regulatory changes relating to our business and operations or activities, and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company’s other filings with the SEC or in materials incorporated therein by reference.

Introduction

We are a fully electronic securities exchange. Our exchange provides a trading platform in listed equity and index options and related services that are designed to improve the market for options and the speed and quality of trade execution for our members.

Our Business Environment

Our business is impacted both by macroeconomic factors impacting the U.S. economy as well as factors specific to the securities industry. The U.S. economy showed signs of steady growth during the first half of 2005, which resulted in the Federal Reserve raising short-term interest rates; however, the broad equity market indices have declined since the beginning of 2005. During the first half of 2005, the S&P 500® Index decreased 2% and the Dow Jones Industrial AverageSM and the NASDAQ Composite® Index both decreased 5%. The Chicago Board Options Exchange, or CBOE, volatility index, commonly referred to as a “fear gauge,” remained relatively flat during the first few months of this year, followed by a significant increase in April and finally a significant decrease since then. The average daily volume for New York Stock Exchange-listed and Nasdaq-quoted securities increased 2.4% from the first half of 2004 compared to the first half of 2005. Industry average daily equity options volume increased 15.8% from 4.4 million contracts for the first half of 2004 to 5.1 million contracts for the comparable period in 2005. Our average daily equity options volume increased 16.7% from 1.4 million to 1.7 million over the same periods. Our average daily index options volume increased from 182 to 12,026 over the same period.

Our Trading Volumes and Market Share

Our average daily volume of equity options has grown from 1.4 million contracts in the second quarter of 2004 to 1.6 million contracts in the second quarter of 2005; however, we have experienced seasonal fluctuations in our volumes on a quarterly basis. While our trading volumes have generally been increasing, over the same time period our market share has been decreasing. The following chart depicts our average daily volume of equity options and our market share since 2004 on a quarterly basis:

	2004 Q1	2004 Q2	2004 Q3	2004 Q4	2005 Q1	2005 Q2
Average daily volume	1,485	1,360	1,290	1,590	1,727	1,598
Market share	31.6%	33.5%	34.4%	33.8%	33.1%	32.5%

While we do monitor our market share, we do not necessarily believe it is the primary indicator of the health of our business relative to absolute volume growth, which is what drives our revenues. Our market share can be negatively impacted by things such as the execution of large crossing transactions on the floor-based exchanges, which attract such trades through fee caps and market structures that allow greater control of executions in a non-anonymous environment. We believe profitable market share growth comes through the introduction of innovative functionality and new products. We continue to believe our strategy will support this growth.

Our Strategy

We continue to build upon our strategy in order to increase our profitability, increase our trading volumes and our market share. Our strategy includes:

•	Enhancing our trading system/Growing our institutional business – In May 2005, we implemented new trading functionality we refer to as “split-block” pricing which allows our members to trade a large order at the midpoint of the normal tick intervals. This functionality was added to meet the needs of institutional customers as it will now allow them to trade large orders at the midpoint price, effectively achieving a single weighted average price.

•	Developing new products – We continue to make inroads in building our index options suite through the introduction of proprietary indexes and other licensed index products. In June 2005, we launched options on five proprietary sector indexes: ISE Gold™, ISE Semiconductor™, ISE Homeland Security™, ISE Oil and Gas™, and ISE Homebuilders™. In July 2005, we expanded our sector index offering with the launch of ISE SINdex™ Index, ISE Bio-Pharmaceuticals™ Index and ISE U.S. Regional Banks™ Index. On July 19, 2005, we launched options on the ISE 250™ Index, our first broad based proprietary index and expanded this offering on July 25, 2005 with the ISE 50™ Index and ISE 100® Index. On May 16, 2005, we launched options on the Russell 1000® Index, Russell 2000® Index and Mini-Russell 2000® Index. Our average daily index options volume increased from 182 in the first half of 2004 compared to 12,026 in the first half of 2005.

Competitive Landscape

We currently face increased competition from the five other options exchanges now operating in the United States: the CBOE, the American Stock Exchange, or AMEX, the Philadelphia Stock Exchange, or PHLX and the Pacific Stock Exchange, or PCX, collectively referred to as the traditional floor-based exchanges, and the Boston Options Exchange, or BOX.

The traditional floor-based exchanges are continuing to make important changes in their operations that threaten to curb the growth of, or reduce, our trading volume. In addition, as all of the traditional floor-based exchanges introduce electronic trading capabilities to operate in tandem with their trading floors, certain qualities of our market are becoming more common at other options exchanges. For example, the narrow bid/ask spreads of other exchanges are now similar to the bid/ask spreads of our exchange, with the exception of AMEX.

As other options exchanges improve their market quality to reflect ours, commoditization of electronic trading in the options industry may begin which could lead to an increase in price competition.

Our members have investments in us as well as other options exchanges. Most recently, in June 2005, PHLX announced that Merrill Lynch and Co. Inc., or Merrill Lynch, and Citadel Derivatives Group LLC, or Citadel, each had acquired a 10% equity stake in PHLX, with provisions that allow for each firm to obtain additional equity stakes based on specific performance criteria. Both Merrill Lynch and Citadel have made substantial investments in memberships on our exchange, and own less than 1% of our outstanding common stock as of June 30, 2005. For the six months ended June 30, 2005, Merrill Lynch accounted for 4.4% of our transaction fee revenue and Citadel accounted for 12.5%. At this time, it is unclear what effect, if any, the investments by Merrill Lynch and Citadel in PHLX will ultimately have on us. We continue to believe that ownership of equity interests in exchanges does not constitute a significant factor in the decisions to direct order flow to an exchange.

In July 2005, the Boston Stock Exchange, Inc., or BSE, proposed through a filing with the SEC, to transfer a portion of its ownership interest in BOX, resulting in BSE ownership of less than 20%. BSE stated that they did not presently have a transferee designated and that the purpose of the transfer would be to assist the BSE to fund its equities-related business interests and initiatives related thereto. We do not know at this time what effect, if any, this transfer would have on the competitive landscape of the options industry.

There have also been several recent announcements of mergers and acquisitions in the securities marketplace:

•	On January 3, 2005, Archipelago Holdings, Inc., the parent company of the Archipelago Exchange, or ArcaEx, announced that it had entered into a definitive agreement to acquire PCX Holdings, Inc., parent company of PCX.

•	On April 20, 2005, the New York Stock Exchange, Inc., or NYSE, and ArcaEx announced they had entered into a definitive merger agreement that will lead to the combined entity, NYSE Group, Inc., becoming a publicly-held company.

•	On April 22, 2005, the Nasdaq Stock Market, Inc. announced it had entered into a definitive agreement to effectively acquire Instinet Group Incorporated’s INET ECN.

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

Other Industry Developments

Pennies

The listed equity and index options markets currently quote in 5- and 10-cent increments. There continues to be discussion by industry observers of the possibility of migrating options to trade in penny increments as they currently do in the equities marketplace. There have been increasing actions to support these observations - if not quoting in pennies, then at least allowing trading in pennies. For example, BOX in 2004 and ISE in 2005 introduced functionality that allows broker-dealers to trade orders in pennies as long as the price improves upon the national best bid or offer. The AMEX has a pending proposal with the SEC that would allow its members to trade in penny increments in certain circumstances. PCX announced in June 2005 its intention to seek approval from the SEC to begin quoting and trading all listed options in penny increments. We also continue to contemplate adding functionality that would allow additional trading in pennies.

Trading in penny increments might benefit investors with small orders because they might receive more favorable prices; however, penny trading may also lead to decreased liquidity for large size orders and decreased market makers’ profitability. Decreased market makers’ profitability could lead to pricing pressures on exchanges. Additionally, penny trading could lead to increased costs across the industry to upgrade broker-dealer, exchange and market data provider systems to handle increased quote traffic. Overall, we believe moving to penny increments for all quotes and trades could have a negative effect on the options industry and our business.

Preferencing

We and two other exchanges have introduced new functionality referred to as “preferencing,” which would permit order-entry firms (the equivalent of our EAMs) to direct their order flow to certain market makers other than the specialists (the equivalent of our PMMs). A market maker that is quoting at the best available ask price or the best available bid price on any market that is so preferenced would receive an enhanced allocation in the trade resulting from such order. We introduced this functionality in a competitive response to rule filings of a number of competing options exchanges, despite the fact that we have submitted comment letters to the SEC arguing that this form of preferencing could be harmful to the market.

Preferencing may reduce the value attributable to our PMM membership. PMMs are guaranteed to receive a minimum percent of incoming orders that are allocated among other market maker quotes and non-customer orders at the same price as the PMM. The PMM is also given preference over other market makers and non-customers orders for execution of small orders but only when the PMM is quoting at the best price. These guarantees are overridden if the order is preferenced to another market maker. Preferencing may also increase the opportunity for some order flow providers to internalize their order flow or encourage payment for order flow arrangements on our exchange or on other options exchanges. We do not know whether order flow providers are more or less likely to send orders to us as a result of the availability of preferencing on us and on other options exchanges. Accordingly, although we believe preferencing could be harmful to the market as a whole, we do not know whether preferencing may benefit us, have no effect or be detrimental to us.

Payment for Order Flow

In July 2005, the SEC’s Office of Compliance Inspections and Examinations sent a letter to brokerage firms requesting information on how their customer orders are routed to exchanges and whether their firms get paid to send orders to a particular market, commonly referred to as payment for order flow, or PFOF. We believe this letter is part of the SEC’s examination of order-routing and trade-execution practices in the options industry. The SEC, while not banning the practice, has stated that receiving payments for orders may create a conflict of interest between a broker’s duty to obtain best execution for their customers’ orders and a broker’s own interest in increasing profits.

PFOF began when some market makers started to pay order entry firms for their customer orders, independently from any exchange on which they traded. Exchange-sponsored PFOF programs create pools of money collected from all market makers that trade on an exchange to be used by the specialist, or PMM in the case of our exchange, to pay for order flow. Thus, the exchanges do not themselves pay for order flow with respect to such exchange-sponsored PFOF programs. Nevertheless, critics of these programs have argued that because the programs further PFOF, market makers will not quote as aggressively to attract order flow and that these programs create a conflict for exchanges since they generate much of their revenues from the order flow providers while at the same time having to enforce their rules regarding best execution obligations.

We are opposed to all forms of payment for order flow and have recommended that the SEC ban them. Nonetheless, in order to remain competitive, we maintain an exchanged-sponsored PFOF program. If the SEC determines that payment for order flow should be banned altogether, such a ban could have an adverse effect on our ability to attract and maintain market share and volume. However, we believe that the abolition of PFOF practices would ultimately place proper emphasis on market quality, and that in such an environment, we believe we are well positioned to provide a superior marketplace to investors and market makers.

Regulatory Environment

In recent years, the securities trading industry, and in particular the securities markets have been subject to significant regulatory changes and increasing political and public scrutiny in response to a number of developments and inquiries:

•	In a concept release issued in February 2004, the SEC expressed specific concern and solicited comment from market participants about three options market practices: payment for order flow, specialist guarantees and internalization of orders. It is unclear at present whether the SEC will take any action in the future to restrict or prohibit any of these practices or other practices that are common within the options exchange industry. However, the issuance of the concept release and recent investigations by the SEC into the activities of specialists on the trading floors and other matters suggest, in our opinion, that the SEC is taking an increased interest in market oversight issues generally. Any of these factors or events may result in future regulatory changes, which could cause us to change the way we conduct our business and may have a negative effect on our operations.

•	In November 2004, the SEC proposed corporate governance, transparency, oversight and ownership rules for self regulatory organizations (“SROs”) such as us, and issued a concept release examining the efficacy of self-regulation by SROs. We do not know whether the proposals will be adopted. These proposed changes in the rules and regulations affecting SROs by the SEC could result in changes in the manner in which we conduct business or govern ourselves. The proposed rules also could, among other things, make it more difficult or more costly for us to conduct our existing business or enter into new businesses. We are presently evaluating and monitoring developments with respect to the proposed rules and cannot predict or estimate the full extent to which these proposals, if adopted as proposed, may affect us or our operations or the amount of the additional costs we may incur or the timing of such costs. We also cannot predict whether or to what extent the concept release might have an effect on us or our operations.

•	In April 2005, the SEC adopted Regulation NMS (“Reg. NMS”) which addressed order protection, intermarket access, sub-penny pricing, and market data. While Reg. NMS specifically addressed the equities marketplace, it serves as a further example of SEC interest in market oversight issues which may eventually extend to the options industry.

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

Litigation

We have incurred additional legal costs in the first half of 2005 related to various litigations and these costs may continue:

•	In January 2005, we announced our plans to commence trading options on SPDRs®, an ETF commonly referred to as “Spiders.” Subsequent to our announcement, McGraw-Hill, the parent company of Standard & Poor’s, obtained a temporary restraining order barring us from trading options on SPDRs® without a license. Subsequently, we entered into a license agreement with McGraw-Hill authorizing us to trade options on SPDRs® during the duration of the litigation, and we, along with the other options exchanges, began trading options on SPDRs® on January 10, 2005. We currently intend to continue the litigation on this matter but may determine not to if circumstances change.

•	In May 2005, we announced our plans to commence trading options on DIAMONDS®, another ETF. Subsequent to our announcement, Dow Jones & Company, Inc., or Dow Jones, obtained a temporary restraining order barring us from trading options on DIAMONDS® without a license. However, unlike SPDRs®, we did not enter into a license agreement with Dow Jones authorizing us to trade options on DIAMONDS® during the litigation. We currently intend to continue the litigation on this matter but may determine not to if circumstances change. The SDPRs® and DIAMONDS® litigation have, by court order, been consolidated into one matter.

•	In June 2005, we announced our plans to commence trading options on a number of proprietary sector-based indexes we developed, including our ISE Gold™ Index. After our announcement, the PHLX sought and received a temporary restraining order barring us from trading options on our ISE Gold™ Index based on misappropriation of intellectual property. The Court subsequently declined to extend the temporary restraining order, and we are currently trading options on our ISE Gold™ Index, though volumes have not been material to date. We believe PHLX’s lawsuit is without merit and we intend to defend ourselves vigorously.

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

Business Trends and Drivers

Revenues

Transaction Fees

Transaction fees have accounted for, and continue to account for, a majority of our revenues and are primarily driven by contract trading volumes, pricing changes and the proportion of non-broker-dealer customer volume in the trading mix. As a result of competitive pressures, we generally do not charge our members for executing non-broker-dealer customer orders on our exchange. However, we recently began charging non-broker-dealer customers for executing orders for certain products which we believe warrant the same pricing as our other members. The products include options on the Standard & Poor’s Depository Receipts®, or SPDRs®, most other licensed and proprietary index options we offer, and, beginning in August 1, 2005, options on certain other ETFs. Therefore, generally, an increase in our non-broker-dealer customer orders reduces our average revenue per side. As a percent of our total sides, non-broker-dealer customer sides have continued to increase, reaching a high of 41.6% during the three months ended June 30, 2005. We expect our non-broker-dealer customer orders to level off and remain in the 40% range. We continually examine our fee structure in light of competitive changes in the marketplace.

Other Member Fees

Other member fees are primarily driven by the number of participants that become members of our exchange, the number of users logging onto our trading system and the capacity requirements that are dictated by the number of quotes, or orders submitted to our trading system as well as the communication method chosen by the member. As of June 30, 2005, we sold 45 Class B-2 memberships including 2 during the three months ended June 30, 2005. We anticipate selling the remaining 15 Class B-2 memberships, and may effect such sales at any time. However, we have no present agreements with any entity with respect to the purchase of such Class B-2 memberships and cannot assure any such sales will occur.

Market Data

Market data revenues are primarily driven by the proportional number of trades executed on our exchange as well as OPRA’s profits. We expect our market data revenues to continue to fluctuate based upon trading volumes and OPRA’s profitability.

Other Revenues

Other revenue is primarily driven by our available cash balances and changes in the market values of securities owned in our previous long-term deferred compensation plan. We anticipate higher interest income as we invest the cash raised in our initial public offering.

Expenses

Compensation and Benefits

Employee compensation and benefits expense is primarily driven by changes in our headcount and levels of incentive compensation. In connection with our initial public offering, we changed our long-term performance-based profit sharing plan to a stock based plan, which will likely result in higher expenses than our previous long-term deferred compensation plan. Additionally, we have expensed stock options in accordance with SFAS No. 123(R). We expect to incur stock based compensation costs of approximately $4.8 million in 2005, which includes $0.8 million for options expense and $2.0 million for restricted stock we granted to our employees as part of year end compensation and in connection with our initial public offering to recognize their contributions to our success. We expect our headcount to continue to increase as we grow our business. We will also incur a success bonus, in the form of cash and/or stock, payable to our executive officers and certain directors if and when we sell our remaining 15 Class B-2 memberships.

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

Professional Fees

Professional fees are generally discretionary in nature; however there are fixed components. As an SRO, we are required to regulate our members and as such, we employ the services of the National Association of Securities Dealers, Inc., or NASD, to perform certain of these functions. We also believe that, as an SRO, we will likely be subject to additional corporate governance, transparency, oversight and ownership rules proposed by the SEC in November 2004. We are presently evaluating and monitoring developments with respect to the proposed rules and cannot predict or estimate the full extent to which these proposals, if adopted as proposed, may affect us or our operations or the amount of the additional costs we may incur or the timing of such costs. Furthermore, certain expenses, such as those related to new business initiatives or litigation, may fluctuate from year to year. Also, as a result of becoming a public company, we have incurred higher legal and audit fees.

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

Other Expenses

Other expenses is primarily driven by our trading volumes in licensed products as we pay a licensing fee for our members to trade options on exchange traded funds, or ETFs, and indexes. Licensing fees are offset by surcharges we charge members for trading licensed products, which are included in transaction fee revenues. We expect other expenses to increase as we increase our trading of licensed products.

Provision for Income Taxes

Provision for income taxes is based on the application of prevailing federal, state and local tax rates. The difference between our effective tax rate and the statutory tax rate may vary from period to period, but primarily results from state and local taxes and the effect of certain non-deductible expenses. We expect our effective tax rate to range from approximately 44% to 46% in 2005.

Public Company, SRO Corporate Governance and Reorganization Expenses

As a public company, we will be subject to the requirements of the Sarbanes-Oxley Act of 2002, which may require us to incur significant expenditures in the near term to establish systems and hire and train personnel to comply with these requirements.

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

We intend to reorganize into a holding company structure to allow us to have greater organizational flexibility, facilitate our access to the capital markets, promote new business opportunities, facilitate future acquisitions and the formation of strategic alliances and create a framework for future growth. As a registered securities exchange, we are required to submit all changes to our organizational documents to the SEC for approval and certain changes to the organizational documents are generally deemed necessary to create the holding company structure. As such, we may incur reorganization costs in the future as we continue to create the holding company structure.

Critical Accounting Policies

Our accounting policy related to our revenue recognition from the sale of Class B memberships is our most critical accounting policy that requires management to make estimates and judgments that could affect our results.

As of June 30, 2005 we have sold 45 Class B-2 memberships. The Class B-2 memberships were sold pursuant to a purchase agreement for $1.5 million each. Certain Class B-2 memberships were paid in full on the purchase date, while others are payable in annual installments; however, the agreement grants immediate membership upon execution of the agreement.

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

We recognized revenue from the sale of Class B-2 memberships of $2.7 million during the six months ended June 30, 2005 and $2.3 million during the comparable period in 2004.

Recently Issued Accounting Pronouncements

None

Key Statistical Information

In evaluating the performance of our business, management closely monitors these key statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Trading Days	64	62	125	124

Average daily trading volume: (1) (2)
Equity Options
Total U.S. industry equity options traded (in thousands)	4,923	4,062	5,070	4,380
Our equity options traded (in thousands)	1,598	1,360	1,661	1,423
Our market share of equity options traded	32.5%	33.5%	32.8%	32.5%
Index Options
Total U.S. industry index options traded (in thousands)	516	387	497	384
Our index options traded (in thousands)	18	—	12	—
Our market share of index options traded	3.6%	—	2.4%	—

Our member total trading volume (sides, in thousands): (3)
Customer	86,031	64,148	173,538	133,423
Firm proprietary	18,367	12,552	36,586	25,497
Market maker	102,446	91,997	208,095	193,941

Total Sides	206,844	168,697	418,219	352,861

Our market share of total industry trading: (4)
Customer	29.8%	26.4%	30.3%	25.4%
Firm proprietary	20.8%	19.9%	21.0%	19.9%
Market maker	32.0%	37.4%	32.3%	36.7%

Revenue:
Average transaction fee per side (5)	$0.12	$0.12	$0.11	$0.12
Average transaction fee per revenue side (6)	$0.18	$0.18	$0.18	$0.18

Our trades: (7)
Average contracts per trade	17.2	17.7	17.2	17.6
Average trades per day (in thousands)	93.9	76.8	97.4	80.7
Total trades (in thousands)	6,010	4,761	12,173	10,007
Our market share of industry trade volume	34.6%	34.7%	35.1%	33.9%

Our listed issues: (8)
Average number of issues traded during the period	730	648	718	631

Our members (average number trading during period)
PMMs	10	10	10	10
CMMs	136	139	137	133
EAMs	95	96	94	97

Total	241	245	241	240

Employees at end of period	177	152	177	152

(1)	Represents single counted contract volume. For example, a transaction of 500 contracts on our exchange is counted as a single 500 contract transaction for purposes of calculating our volumes, even though we may receive transaction fees from parties on both sides of the transaction, one side of a transaction, or in some cases, neither side of a transaction.
(2)	Our market share is calculated based on the number of contracts executed on our exchange as a percentage of total industry contract volume.
(3)	Represents each side of a buy or sell transaction. For example, a transaction of 500 contracts on our exchange is counted as two sides of 500 contracts, representing a buy and a sell transaction. We do not currently receive transaction fees from non-broker-dealer customer sides, except for options on SPDRs® and certain options on indices.
(4)	Represents our market share of total U.S. industry equity trading for members trading on our exchange based on contract trading volume.

(5)	Average transaction fee per side is calculated by dividing our transaction fees by the total number of sides executed on our exchange. We generally do not charge our members for executing non-broker-dealer customer orders on our exchange and we reduce or waive fees for members exceeding volume thresholds on certain other products. Comparing our average transaction fee per side to our average transaction fee per revenue side reflects the negative effect of our fee waivers or reductions on our revenues, on a per side basis. For the three months ended June 30, 2005 and 2004, we have waived and discounted $6,476 and $4,887 of our fees, respectively. For the six months ended June 30, 2005 and 2004, we have waived and discounted $12,987 and $10,136 of our fees, respectively.
(6)	Our average transaction fee per revenue side reflects the transaction fee we charge to our market participants per our publicly available pricing schedules. These schedules were part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act.
(7)	Members can have several contracts per trade. Trades represent the number of trades cleared through the OCC. Market data revenue is generated on a per trade basis, not on a contract basis.
(8)	By “issues” we mean the number of securities underlying our options. We trade multiple options series on each underlying security.

We derive our data from our own records and data for the markets in which we compete from information published by or prepared for the OCC and the OPRA.

Three Months Ended June 30, 2005 versus June 30, 2004

Overview

Net income increased 17.1% to $8.1 million during the three months ended June 30, 2005 from $6.9 million during the comparable period in 2004, primarily due to increased trading. Our expenses increased 22.9% to $20.5 million during the three months ended June 30, 2005 from $16.7 million during the comparable period in 2004, primarily due to increased compensation costs and other expenses. We incurred reorganization costs of $0.6 million during the three months ended June 30, 2004.

Revenues

Transaction Fees

Transaction fee revenues increased 21.2% to $24.0 million during the three months ended June 30, 2005 from $19.8 million during the comparable period in 2004, primarily due to increased trading volumes on our exchange. This volume growth was due to several factors, including the following:

•	Industry average daily trading volume of contracts, or ADV, for equity options during the three months ended June 30, 2005 increased 21.2% from the comparable period in 2004. Our ADV increased 17.5% over the same period and our market share decreased to 32.5% from 33.5%.

•	The average number of issues available to trade on our exchange increased to 730 during the three months ended June 30, 2005 from 648 during the comparable period in 2004. Contributing to the increase was our Rapid Allocation Program, where we quickly list new options that have recently increased volume on other exchanges, as well as our launch of index options.

Our average transaction fee per side decreased 1.2% to $0.116 during the three months ended June 30, 2005 from $0.117 during the comparable period in 2004. This decrease was primarily due to the proportional increase in our customer sides. We currently do not charge any fees for customer equity options transactions, except for options on SPDRs® which commenced trading in January 2005 and most other licensed and proprietary index options. Had we not charged customer sides for trading on SPDRs® and most other licensed and proprietary index options, our average transaction fee per side would have been $0.002 less for the three months ended June 30, 2005. Customer transactions represented 41.6% of all sides executed on our exchange during the three months ended June 30, 2005 compared to 38.0% during the comparable period in 2004. However, overall revenues generated from increased market maker and firm proprietary sides, on which we do charge transaction fees, more than offset the increase in customer sides and the decrease in average transaction fee per side.

Other Member Fees

Other member fees decreased 10.0% to $5.2 million during the three months ended June 30, 2005 from $5.8 million during the comparable period in 2004. The decrease was primarily driven by lower communication and software fees as well as lower regulatory and administrative fees. Software fees decreased $0.2 million as reimbursement from our Marketing fund ended in July 2004. Communication fees decreased $0.3 million as we continue to direct our members to obtain and pay for their own communication lines to our network, which, in turn, reduces some of our costs associated with these lines. Regulatory and administrative fees decreased $0.2 million as fines and inactivity fees assessed to members each decreased $0.1 million.

Market Data

Market data revenues increased 10.6% to $4.8 million during the three months ended June 30, 2005 from $4.3 million during the comparable period in 2004. The increase was primarily attributable to increased profit by OPRA during the period. Our number of trades increased 26.2% during the timeframe. We accounted for 34.6% of total industry trades during the three months ended June 30, 2005 compared to 34.7% during the comparable period in 2004.

Other

Other revenues increased to $1.0 million during the three months ended June 30, 2005 from $0.5 million during the comparable period in 2004. The increase was primarily attributable to $0.6 million of additional interest income on higher average cash balances partly offset by a decrease in unrealized gains on securities owned of $0.1 million.

Expenses

Compensation and Benefits

Compensation and benefits expense increased 27.7% to $9.9 million during the three months ended June 30, 2005 from $7.8 million during the comparable period in 2004. The increase was primarily due to higher stock based compensation and increased headcount. Our headcount increased to 177 as of June 30, 2005 from 152 as of June 30, 2004 driven by new business initiatives, other support for our overall growth, and public company requirements. Stock based compensation related to options and restricted stock we granted in connection with year end compensation and our initial public offering was $1.5 million for the three months ended June 30, 2005. We adopted SFAS No. 123(R) effective January 1, 2005 as part of our initial public offering, and accordingly began to expense options, which accounted for $0.2 million of our total stock based compensation for the three months ended June 30, 2005.

Technology and Communication

Technology and communication expense decreased 21.1% to $3.3 million during the three months ended June 30, 2005 from $4.1 million during the comparable period in 2004. Fees paid to OMX decreased $1.0 million due to lower licensing fees as we signed a new agreement in June 2004 changing this fee from usage based to a capitalized software license fee which we amortize through depreciation and amortization. Costs related to our office technology increased $0.1 million primarily due to a new communication system for our market operations and office facility, as well as an increase in market data expense for our index initiative.

Occupancy

Occupancy expense increased 11.9% to $1.1 million during the three months ended June 30, 2005 from $0.9 million during the comparable period in 2004, primarily due to additional space leased for business continuity purposes.

Professional Fees

Professional fees increased 88.1% to $1.2 million during the three months ended June 30, 2005 from $0.6 million during the comparable period in 2004. The increase was primarily due to higher public company related expenses as well as increased legal fees associated with ongoing litigation. The litigation arose from our decision to trade options on certain exchange traded funds without seeking a license from the creators of the indices underlying those funds, and a challenge to our right to trade options on the ISE Gold Index™.

Marketing and Business Development

Marketing and business development expense increased 45.5% to $1.1 million during the three months ended June 30, 2005 from $0.8 million during the comparable period in 2004. The increase was primarily due to higher media spending for the launch of our index products.

Depreciation and Amortization

Depreciation and amortization increased to $1.5 million during the three months ended June 30, 2005 from $0.5 million during the comparable period in 2004. Amortization of our trading system licenses increased $1.0 million due to the purchase of expanded trading licenses from OMX in September 2003 and the renegotiation of our agreements with OMX in June 2004 referred to above.

Other

Other expenses increased 83.2% to $2.5 million during the three months ended June 30, 2005 from $1.3 million during the comparable period in 2004. Licensing fees we paid for trading options on indices and index-based ETFs increased $0.5 million in as a result of increased trading in these products. These fees are offset by surcharges we charge our members for trading these licensed options, which are included in transaction fee revenues. Insurance expense increased $0.2 million as a result of higher coverage subsequent to our initial public offering and general administrative expenses increased $0.5 million in conjunction with our overall growth.

Reorganization

We incurred $0.6 million of reorganization costs during the three months ended June 30, 2004. These expenses consisted primarily of legal, accounting and other professional fees related to our reorganization as part of our initial public offering.

Provision for Income Taxes

Our tax provision decreased to $6.4 million during the three months ended June 30, 2005 from $6.8 million during the comparable period in 2004. Our rate was significantly higher last year due to the non-deductibility of our reorganization expenses related to our initial public offering. Our rate in this year’s quarter also reflects a lower tax rate on returns from our invested cash.

Six Months Ended June 30, 2005 versus June 30, 2004

Overview

Net income increased 18.4% to $17.0 million during the six months ended June 30, 2005 from $14.4 million during the comparable period in 2004, primarily due to increased trading. Our expenses increased 15.3% to $38.6 million during the six months ended June 30, 2005 from $33.5 million during the comparable period in 2004, primarily due to increased compensation costs, professional fees, and other expenses. We incurred reorganization costs of $0.6 million during the six months ended June 30, 2004.

Revenues

Transaction Fees

Transaction fee revenues increased 15.8% to $48.0 million during the six months ended June 30, 2005 from $41.4 million during the comparable period in 2004, primarily due to increased trading volumes on our exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options during the six months ended June 30, 2005 increased 15.8% from the comparable period in 2004. Our ADV increased 16.7% over the same period and our market share increased to 32.8% from 32.5%.

•	The average number of issues available to trade on our exchange increased to 718 during the six months ended June 30, 2005 from 631 during the comparable period in 2004.

Our average transaction fee per side decreased 2.3% to $0.115 during the six months ended June 30, 2005 from $0.117 during the comparable period in 2004. This decrease was primarily due to the proportional increase in our customer sides. We currently do not charge any fees for customer equity options transactions, except for options on SPDRs® which commenced trading in January 2005 and most other licensed and proprietary index options. Had we not charged customer sides for trading on SPDRs® and most other licensed and proprietary index options, our average transaction fee per side would have been $0.001 less for the six months ended June 30, 2005. Customer transactions represented 41.6% of all sides executed on our exchange during the six months ended June 30, 2005 compared to 38.0% during the comparable period in 2004. However, overall revenues generated from increased market maker and firm proprietary sides, on which we do charge transaction fees, more than offset the increase in customer sides and the decrease in average transaction fee per side.

Other Member Fees

Other member fees decreased 2.0% to $10.8 million during the six months ended June 30, 2005 from $11.0 million during the comparable period in 2004. The decrease was primarily driven by lower communication and software fees as well as lower regulatory and administrative fees. Software fees decreased $0.4 million as reimbursement from our Marketing fund ended in July 2004. Communication fees decreased $0.6 million as we continue to direct our members to obtain and pay for their own communication lines to our network, which, in turn, reduces some of our costs associated with these lines. Regulatory and administrative fees decreased $0.2 million as due to lower inactivity fees assessed to members. Partly offsetting these decreases was an increase in revenue recognized from the sale of Class B-2 memberships of $0.4 million and a corresponding increase in membership fees of $0.2 million.

Market Data

Market data revenues increased 14.4% to $9.4 million during the six months ended June 30, 2005 from $8.2 million during the comparable period in 2004. The increase was primarily attributable to a proportionately higher number of trades executed on our exchange as well as increased profit by OPRA during the period. Our number of trades increased 21.6% during the timeframe. We accounted for 35.1% of total industry trades during the six months ended June 30, 2005 compared to 33.9% during the comparable period in 2004.

Other

Other revenues increased 64.7% to $1.3 million during the six months ended June 30, 2005 from $0.8 million during the comparable period in 2004. The increase was primarily attributable to $0.8 million of additional interest income on higher average cash balances mostly offset by a decrease in unrealized gains on securities owned of $0.3 million.

Expenses

Compensation and Benefits

Compensation and benefits expense increased 18.4% to $18.1 million during the six months ended June 30, 2005 from $15.3 million during the comparable period in 2004. The increase was primarily due to increased headcount and higher stock based compensation. Our headcount increased to 177 as of June 30, 2005 from 152 as of June 30, 2004 driven by new business initiatives, other support for our overall growth, and public company requirements. Also included in compensation and benefits is $1.9 million of stock based compensation related to options and restricted stock we granted in connection with year end compensation and our initial public offering. We adopted SFAS No. 123(R) effective January 1, 2005 as part of our initial public offering, and accordingly began to expense options, which accounted for $0.3 million of our total stock based compensation for the six months ended June 30, 2005.

Technology and Communication

Technology and communication expense decreased 24.8% to $6.6 million during the six months ended June 30, 2005 from $8.8 million during the comparable period in 2004. Fees paid to OMX decreased $2.6 million due to lower licensing fees as we signed a new agreement in June 2004 changing this fee from usage based to a capitalized software license fee which we amortize through depreciation and amortization. Costs related to our trading system increased $0.1 million primarily due to higher maintenance and enhancement costs for those systems.

Occupancy

Occupancy expense increased 19.7% to $2.2 million during the six months ended June 30, 2005 from $1.8 million during the comparable period in 2004, primarily due to additional space leased for business continuity purposes.

Professional Fees

Professional fees increased 74.8% to $2.8 million during the six months ended June 30, 2005 from $1.6 million during the comparable period in 2004. The increase was primarily due to higher public company related expenses as well as increased legal fees associated with ongoing litigation. The litigation arose from our decision to trade options on certain exchange traded funds without seeking a license from the creators of the indices underlying those funds, and a challenge to our right to trade options on the ISE Gold Index™.

Marketing and Business Development

Marketing and business development expense increased 5.3% to $1.7 million during the six months ended June 30, 2005 from $1.6 million during the comparable period in 2004. The increase was primarily due to higher media spending for the launch of our index products.

Depreciation and Amortization

Depreciation and amortization increased to $3.0 million during the six months ended June 30, 2005 from $1.0 million during the comparable period in 2004. Amortization of our trading system licenses increased $2.1 million due to the purchase of expanded trading licenses from OMX in September 2003 and the renegotiation of our agreements with OMX in June 2004 referred to above.

Other

Other expenses increased 51.9% to $4.2 million during the six months ended June 30, 2005 from $2.7 million during the comparable period in 2004. Licensing fees we paid for trading options on indices and index-based ETFs increased $0.8 million in as a result of increased trading in these products. These fees are offset by surcharges we charge our members for trading these licensed options, which are included in transaction fee revenues. Insurance expense increased $0.2 million as a result of higher coverage subsequent to our initial public offering and general administrative expenses increased $0.5 million in conjunction with our overall growth.

Reorganization

We incurred $0.6 million of reorganization costs during the six months ended June 30, 2004. These expenses consisted primarily of legal, accounting and other professional fees related to our reorganization as part of our initial public offering.

Provision for Income Taxes

Our tax provision increased to $13.9 million during the six months ended June 30, 2005 from $13.6 million during the comparable period in 2004. Our rate was significantly higher last year due to the non-deductibility of our reorganization expenses related to our initial public offering. Our rate during the first six months of this year also reflects a lower tax rate on returns from our invested cash.

Liquidity and Capital Resources

We presently finance our business primarily through cash generated by our operating activities and historically though additional capital contributions or loans from our investors. On March 14, 2005, we completed the sale of 4,602,115 shares of Class A common stock at $18.00 per share in our initial public offering, for which we received net proceeds of $70.7 million. We believe that cash flows generated by our operating activities, together with net proceeds from our initial public offering, should be sufficient for us to fund our current operations for at least the next 12 months. In addition, we have access to an uncommitted $10.0 million credit facility and may have the ability to raise capital through issuance of debt or equity to new or existing investors through private and public capital markets transactions, if necessary.

Cash and cash equivalents increased to $140.1 million as of June 30, 2005 from $44.8 million as of December 31, 2004 primarily due to the net cash raised in our initial public offering of $70.7 million, partly offset by a special dividend of $11.8 million paid in connection with the proceeds from the sale of Class B-2 memberships. In addition, cash from operations increased $32.6 million primarily due to increased trading volumes on our exchange and increased accounts payable and accrued expense balance. Our capital expenditures during the six months ended June 30, 2005 primarily related to the enhancement of our trading system.

As of June 30, 2005 and December 31, 2004, included in cash and cash equivalents is $6.5 million and $6.1 million, respectively, for our payment for order flow program. Under this program we pay our EAMs on behalf of our market makers for order flow sent to the exchange. We assess fees to our market makers, PMMs and CMMs, and distribute those funds to our EAMs. Each PMM has full discretion regarding the payment, and we administer the payments. Accordingly, we reflect the assessments and payments on a net basis with no impact on revenues or expenses. When fees are assessed, we record an asset with a corresponding liability.

As of June 30, 2005 and December 31, 2004, we had letters of credit agreement totaling $0.7 million and $0.6 million, respectively, to satisfy lease commitments and administrative obligations.

Financial Condition

Our total assets increased to $255.6 million as of June 30, 2005 from $177.6 million as of December 31, 2004. This increase was primarily due to the cash proceeds we received from our initial public offering as well as higher transaction volumes. Also affecting our total assets were the following:

•	Our securities owned decreased to $18.2 million as of June 30, 2005 from $27.2 million as of December 31, 2004. Our securities owned are comprised of investments of our excess cash in U.S. treasuries as well as investments in various mutual funds related to our long-term deferred compensation plan for our employees. U.S. treasuries decreased by $5.0 million primarily due to the maturities of available for sale securities which were transferred to cash and cash equivalents. Mutual fund investments decreased by $4.0 million primarily due to the withdrawal of vested balances by employees.

•	Our income tax receivable decreased to $3.8 million as of June 30, 2005 from $11.3 million as of December 31, 2004 primarily due to increased provision for income taxes. The receivable balance resulted from taxes we paid in connection with the sale of our Class B-2 memberships during 2003 and 2004.

•	Other current assets decreased to $3.9 million as of June 30, 2005 from $6.7 million as of December 31, 2004 primarily due to prepaid costs related with our initial public offering which were initially capitalized prior to closing and prepaid expenses associated with enhancement and maintenance of our systems.

•	Our deferred tax asset increased to $19.7 million as of June 30, 2005 from $15.8 million as of December 31, 2004 primarily due to the differences between the financial statement and income tax basis we use to recognize revenue from the sale of our Class B-2 memberships.

Our total liabilities increased from $96.1 million as of December 31, 2004 to $96.4 million as of June 30, 2005. This increase was primarily due to increases in our trading related fees, offset by a decrease in our compensation and benefits payable due to the payment of incentive compensation awards and exercises of vested balances in our employee profit sharing plan.

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(in thousands)
Operating leases	$23,523	$6,201	$7,524	$2,928	$6,870
OMX purchase obligations	16,582	3,485	6,593	5,211	1,293
Other purchase obligations	2,300	1,000	1,300	—	—

Total	$42,405	$10,686	$15,417	$8,139	$8,163

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

Interest Rate Risk

In order to maximize yields, we invest portions of our excess cash in short-term interest earning assets, primarily money market instruments at commercial banks and U.S. treasuries with maturities of less than 2 years, which totaled $143.5 million and $53.7 million as of June 30, 2005 and December 31, 2004, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Equity Price Risk

As an exchange, we do not trade securities for our own account nor maintain inventories of securities for sale. However, we do have investments in various mutual funds that we hold on behalf of our employees as part of our long-term performance-based profit sharing plan. Under the plan, fund awards are granted to our employees, which they in turn invest in various mutual fund investments. Employees vest in the distributions over a period of three years. The participating employees bear the risk of the vested portion of the investments, and we bear the risk of the unvested portion. In addition, we have purchased U.S. treasuries with our available excess cash in order to increase our return. As a result, we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $0.6 million and $0.8 million as of June 30, 2005 and December 31, 2004, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pending use, the net proceeds of our initial public offering remain invested in short-term, interest-bearing money market investments. We intend to use the proceeds of the offering for working capital and general corporate purposes, as described in our registration statement on Form S-1 (File No. 333-117145). There has been no material change in the planned use of the initial public offering proceeds as described in our final Prospectus filed with the SEC pursuant to Rule 424(b).

Item 5. Other Information

The Company intends to explore becoming a participant in the Consolidated Tape Association, or CTA, plan and the OTC/UTP plan. The CTA plan covers quotation and last sale information for stocks listed on the New York Stock Exchange and American Stock Exchange. The OTC/UTP plan covers quotation and last sale information for Nasdaq stocks.

Item 6. Exhibits

31.1	Certifications by the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SECURITIES EXCHANGE, INC.

Dated: August 15, 2005	By:	/s/ Bruce Cooperman
	Name:	Bruce Cooperman
	Title:	Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)