Form 10-Q
period 2005-09-30
International Securities Exchange, Inc.
filed 2005-11-10
CIK 1295230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 10, 2005, there were 37,390,431 shares of the registrant’s Class A common stock outstanding (voting).

INTERNATIONAL SECURITIES EXCHANGE, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2005

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Transaction fees	$25,217	$18,973	$73,195	$60,404
Other member fees	5,345	5,584	16,105	16,567
Market data	4,367	4,376	13,779	12,605
Other	1,319	155	2,668	974

Total revenues	$36,248	$29,088	$105,747	$90,550

Expenses:
Compensation and benefits	$9,293	$7,572	$27,426	$22,887
Technology and communication	3,602	2,953	10,235	11,769
Occupancy	1,169	1,106	3,327	2,909
Professional fees	1,718	799	4,512	2,397
Marketing and business development	1,157	961	2,836	2,555
Depreciation and amortization	1,519	1,455	4,528	2,476
Other	2,124	1,570	6,287	4,311
Reorganization	203	971	203	1,548

Total expenses	$20,785	$17,387	$59,354	$50,852

Income before provision for income taxes	15,463	11,701	46,393	39,698
Provision for income taxes	7,072	5,951	21,006	19,589

Net income	$8,391	$5,750	$25,387	$20,109

Earnings per share:
Basic	$0.23	$0.18	$0.71	$0.63
Diluted	$0.22	$0.17	$0.68	$0.59
Weighted average number of shares outstanding:
Basic	36,742	32,139	35,527	32,139
Diluted	38,843	33,920	37,574	33,921

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,120	$44,847
Accounts receivable, net	32,215	29,787
Income tax receivable	—	11,332
Securities owned	4,951	4,980
Other current assets	3,883	6,655

Total current assets	196,169	97,601
Securities owned	13,144	22,199
Accounts receivable	574	6,426
Fixed assets, net	30,171	32,757
Deferred tax asset, net	21,489	15,835
Other assets	2,483	2,761

Total assets	264,030	177,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	8,704	8,434
Compensation and benefits payable	8,451	14,520
Deferred revenue	4,814	4,365
Income taxes payable	3,105	—
Payment for order flow payable	14,076	13,258

Total current liabilities	39,150	40,577
Deferred revenue	51,410	50,594
Other liabilities	4,398	4,949

Total liabilities	94,958	96,120

Commitments and contingencies (Note 4)

STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 150,000 and 45,000 shares authorized, 36,745 and 32,139 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	367	321
Additional paid-in capital	130,987	57,011
Retained earnings	37,783	24,180
Unearned compensation	—	(14)
Accumulated other comprehensive income	(65)	(39)

Total stockholders’ equity	169,072	81,459

Total liabilities and stockholders’ equity	$264,030	$177,579

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income/(Loss)	Total Equity
As of December 31, 2003	32,139	$321	$57,011	$9,087	$(99)	—	$66,320

Net income	—	—	—	26,163	—	—	26,163
Amortization of stock based plan	—	—	—	—	85	—	85
Dividend	—	—	—	(11,070)	—	—	(11,070)
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	(39)	(39)

As of December 31, 2004	32,139	321	57,011	24,180	(14)	(39)	81,459

Net income	—	—	—	25,387	—	—	25,387
Amortization of stock based plan	—	—	3,344	—	14	—	3,358
Stock option exercise	4	—	5	—	—	—	5
Dividend	—	—	—	(11,784)	—	—	(11,784)
Net proceeds from initial public offering	4,602	46	70,627	—	—	—	70,673
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	(26)	(26)

As of September 30, 2005 (Unaudited)	36,745	$367	$130,987	$37,783	—	$(65)	$169,072

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$25,387	$20,109
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Depreciation and amortization	4,528	2,476
Stock based compensation	3,358	77
Deferred taxes	(5,654)	(4,787)
Unrealized loss on securities owned, net	(429)	(211)
(Increase)/decrease in operating assets:
Accounts receivable, net	3,424	2,647
Income tax receivable	11,332	(6,071)
Securities owned	4,496	(6,121)
Other assets	2,997	(5,366)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	270	441
Compensation and benefits payable	(6,069)	2,744
Income tax payable	3,105	—
Deferred revenue	1,265	15,194
Payment for order flow payable	818	848
Other liabilities	(551)	633

Net cash provided by operating activities	48,277	22,613

Cash flows from investing activities:
Purchase of fixed assets	(1,888)	(3,401)
Purchase of available securities	—	(14,946)
Maturities of available for sale securities	4,990	—

Net cash provided by/(used in) investing activities	3,102	(18,347)

Cash flows from financing activities:
Dividend	(11,784)	(11,070)
Net proceeds from initial public offering	70,673	—
Proceeds from common stock	5	—

Net cash provided by/(used in) financing activities	58,894	(11,070)

Increase in cash and cash equivalents	110,273	(6,804)
Cash and cash equivalents, beginning of period	44,847	65,687

Cash and cash equivalents, end of period	$155,120	$58,883

Non-cash activities:

In February 2005, the Company declared and paid a stock dividend of eight shares of Class A common stock per share of Class A common stock outstanding.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Information as of September 30, 2005 and for the Nine Months

and Three Months Ended September 30, 2005 and 2004 is unaudited)

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All transactions and balances between the Company and its subsidiary have been eliminated in consolidation. The Company has one subsidiary, ETC Acquisition Corp., which has remained dormant since April 2002. These financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included elsewhere herein.

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

Revenue Recognition

Transaction fees are earned based on contracts executed on the Company’s exchange and are recorded as transactions occur on a trade date basis. Transaction fees are recorded net of discounts of $6,748 and $4,921 for the three months ended September 30, 2005 and 2004, respectively, and $19,735 and $15,057 for the nine months ended September 30, 2005 and 2004, respectively. The Company waives or discounts certain trading fees.

Market data revenues are earned from the sale of the Company’s buy and sell transaction information and quotes through the Options Price Reporting Authority (“OPRA”). The Company earns a portion of OPRA’s revenue based on its pro-rata share of industry trade (not contract) volume. Revenue is recorded as transactions occur on a trade date basis.

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(Information as of September 30, 2005 and for the Nine Months

and Three Months Ended September 30, 2005 and 2004 is unaudited)

Other member fees are comprised of revenues earned for connectivity and access to the Company’s exchange; revenue from the sale of Class B-2 memberships; fees for use of the Company’s communication network, equipment and trading software; and regulatory and administrative fees. Connectivity and access fees and communications, equipment and trading software fees are charged and recognized on a monthly basis based upon a specific fixed fee for each service. Revenue from the sale of Class B memberships is deferred and recognized on a straight-line basis over 14 years. Administrative fees are charged and recognized as incurred. Regulatory fees are charged on an annual basis and recognized over a twelve-month period.

Deferred Revenue

The Company has sold 46 Class B-2 memberships as of September 30, 2005. The Class B-2 memberships were sold pursuant to a purchase agreement for $1.5 million each. Certain Class B-2 memberships were paid in full on the purchase date, while others are payable in annual installments; however, the agreement grants immediate membership upon execution of the agreement. The Company currently recognizes revenue from the sale over 14 years, the estimated useful life, on a straight-line basis. The estimated useful life was determined based upon an analysis of certain factors driving the securities industry that could have an effect on the Company’s operations in providing services to its members. Such factors included significant historical operating, regulatory and technology changes which have affected market participants and trading venues. Based upon the analysis, the Company estimated a life of 14 years; however, this period may be subject to change in the future.

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

	September 30, 2005	December 31, 2004
Company funds	$149,880	$38,776
Reserved for payment for order flow program	5,240	6,071

Total	$155,120	$44,847

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

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(Information as of September 30, 2005 and for the Nine Months

and Three Months Ended September 30, 2005 and 2004 is unaudited)

The Company also invests cash in excess of short-term operating needs in U.S. treasury securities with maturities ranging from three to 24 months which it classifies as available for sale. Unrealized gains and losses are included in accumulated other comprehensive income on the statement of changes in stockholders’ equity until realized. On a periodic basis, the Company reviews its portfolio for impairment. If a decline in fair value is deemed to be other than temporary, the security is written down to its fair value through earnings. Securities owned consist of the following:

	September 30, 2005	December 31, 2004
U.S. treasury	$9,865	$14,892
Mutual funds	8,230	12,287

Total	$18,095	$27,179

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

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(Information as of September 30, 2005 and for the Nine Months

and Three Months Ended September 30, 2005 and 2004 is unaudited)

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

As a result of adopting SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended September 30, 2005 were $286 and $157 lower, respectively, and for the nine months ended September 30, 2005 were $630 and $346 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.

Had the Company determined compensation cost based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s net income would have been as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net income, as reported	$5,750	$20,109
Add: Stock based employee compensation expense, net of related tax benefits, included in reported net income	9	40
Deduct: Stock based employee compensation, net of related tax effects, determined under fair value based methods for all awards	(11)	(52)

Proforma net income	$5,748	$20,097

As reported:
Earnings per share—basic	$0.18	$0.63
Earnings per share—diluted	$0.17	$0.59
Proforma:
Earnings per share—basic	$0.18	$0.63
Earnings per share—diluted	$0.17	$0.59

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

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(Information as of September 30, 2005 and for the Nine Months

and Three Months Ended September 30, 2005 and 2004 is unaudited)

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

The Company capitalized $1,152 and $27,512 for software licenses and software developed for internal use during the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

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

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(Information as of September 30, 2005 and for the Nine Months

and Three Months Ended September 30, 2005 and 2004 is unaudited)

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

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space and computer equipment. Expenses recorded under these agreements for the three months ended September 30, 2005 and 2004 were $1,732 and $1,316, respectively, and for the nine months ended September 30, 2005 and 2004 were $4,766 and $3,165, respectively. The Company also has entered into a contractual agreement for technology enhancements and support with OMX (US) Inc. and its affiliates (collectively “OMX”). Expenses related to OMX were $1,988 and $1,582 for the three months ended September 30, 2005 and 2004, respectively, and $5,842 and $5,572 for the nine months ended September 30, 2005 and 2004, respectively. In addition, the Company has entered into contractual agreements with certain index providers for the rights to list index products. At September 30, 2005, future minimum payments for commitments are as follows:

	Operating Leases	OMX	Other	Total
Three months ending December 31, 2005	1,676	650	250	2,576
Year ending December 31, 2006	5,984	3,492	1,000	10,476
Year ending December 31, 2007	3,864	3,517	500	7,881
Year ending December 31, 2008	2,025	3,102	900	6,027
Year ending December 31, 2009	1,353	2,587	—	3,940
Thereafter	7,522	2,587	—	10,019

Letter of Credit

In the normal course of business, the Company collateralizes certain leases through standby letters of credit. As of September 30, 2005 and December 31, 2004, the Company provided letters of credit totaling $421 and $646, respectively, collateralized by certificates of deposit at a financial institution which are included in other assets.

Line of Credit

As of September 30, 2005 and December 31, 2004, the Company had access to a $10,000 uncommitted credit line from a commercial banking institution to be used to meet the Company’s normal short-term capital needs. There were no borrowings outstanding under this credit line at any of those dates.

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(Information as of September 30, 2005 and for the Nine Months

and Three Months Ended September 30, 2005 and 2004 is unaudited)

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

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2005	December 31, 2004
Trading related fees	$16,911	$16,332
Payment for order flow program	8,836	7,187
Class B-2 memberships:
Current	6,000	6,900
Non-current	600	6,600
Unamortized discount	(297)	(898)
Other	774	127
Allowance for doubtful accounts	(35)	(35)

Total	$32,789	$36,213

6. OTHER MEMBER FEES

Other member fees are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Connectivity and access fees	$2,937	$3,030	$8,904	$8,748
Communication, equipment and software fees	753	942	2,322	3,138
Regulatory and administrative fees	388	309	915	1,039
Revenue from sale of Class B-2 memberships	1,145	1,064	3,363	2,925
Imputed interest on installment sales of Class B-2 memberships	122	239	601	717

Total	$5,345	$5,584	$16,105	$16,567

7. DIVIDEND

In January 2005, the Company declared and paid a special dividend of $0.37 per share of Class A common stock to stockholders of record as of January 7, 2005, which represented a distribution of $11,784 related to the sale of its Class B-2 memberships.

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(Information as of September 30, 2005 and for the Nine Months

and Three Months Ended September 30, 2005 and 2004 is unaudited)

In February 2005, the Company declared and paid a stock dividend of eight shares of Class A common stock per share of Class A common stock outstanding. The stock dividend was designed to have the effect of a stock split at a ratio of nine shares per share or a 9-1 stock split. Accordingly, all share and per share amounts have been adjusted to give effect to this event.

8. STOCK-BASED PLANS

Stock Options

The Company has two stock option plans—the 2002 Stock Option Plan, which was adopted in connection with its reorganization in 2002, and the Omnibus Stock Plan, which was adopted in connection with its initial public offering. Under the plans, options on the Company’s common stock are issued for terms of 10 years and generally vest over three years. Options issued in connection with the Company’s reorganization were issued with an exercise price significantly less than the estimated fair market value of the Company on the date of grant. Options issued under the Omnibus Stock Plan were issued with an exercise price equal to the estimated fair market value of the Company on the date of grant. Options expire on dates ranging from May 2012 to May 2015. A summary of the stock option activity as of September 30, 2005 is as follows:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (years)	Options Exercisable	Weighted Average Exercise Price Per Exercisable Option
Outstanding, December 31, 2003	3,661,650	$1.39	8.4	3,607,947	$1.39
Granted	36,000	12.08	9.3	—	—
Forfeited	—	—			—
Exercised	—	—			—

Outstanding, December 31, 2004	3,697,650	1.49	7.4	3,610,944	1.39
Granted	544,884	18.75	9.5	—	—
Forfeited	—	—			—
Exercised	(4,000)	1.39			1.39

Outstanding, September 30, 2005	4,238,534	$3.71	7.2	3,663,650	$1.42

The weighted average estimated fair value of the options granted during the year ended December 31, 2004 was $0.09 and the nine months ended September 30, 2005 was $5.95 per option. Prior to its initial public offering, the Company used the minimum value method to value the options. For options granted subsequent to its initial public offering, the Company used a binomial model to value the options. The following assumptions were used:

Grant	Dividend Yield	Expected Volatility	Risk-Free Rate	Expected Life (in years)
2004	2.9%	—	3.02%	5
2005	1.8%	31.3%	3.94%	5

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(Information as of September 30, 2005 and for the Nine Months

and Three Months Ended September 30, 2005 and 2004 is unaudited)

Restricted Stock

The Company issued restricted stock awards (“RSAs”) to employees and certain directors under its Omnibus Stock Plan primarily in connection with year-end compensation and its initial public offering. All of the restricted stock outstanding as of September 30, 2005 required future service as a condition to the delivery of the underlying shares of common stock along with certain other requirements outlined in the award agreements. The RSAs vest over a period of two or three years. Information related to these RSAs is set forth below:

Grant	Restricted Stock Awards
Outstanding, December 31, 2004	—
Granted	662,794
Forfeited	(13,211)
Outstanding, September 30, 2005	649,583

Stock compensation expenses related to RSAs were $1,201 and $2,722 for the three months and nine months ended September 30, 2005, respectively.

9. EARNINGS PER SHARE (shares in thousands)

Basic earnings per share, or EPS, is computed by dividing net income by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential reduction in earnings per share that could occur if securities or contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$8,391	$5,750	$25,387	$20,109
Weighted average shares outstanding	36,742	32,139	35,527	32,139
Basic earnings per share	$0.23	$0.18	$0.71	$0.63

Diluted earnings per share:
Net income	$8,391	$5,750	$25,387	$20,109
Weighted average shares outstanding	36,742	32,139	35,527	32,139
Diluted effect of common stock equivalent shares related to stock options and restricted stock	2,101	1,781	2,047	1,782

Weighted average shares outstanding—diluted	38,843	33,920	37,574	33,921

Diluted earnings per share	$0.22	$0.17	$0.68	$0.59

Diluted EPS computation does not include the anti-dilutive effect of 548 and 405 options and RSAs for the three months and nine months ended September 30, 2005, respectively.

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(Information as of September 30, 2005 and for the Nine Months

and Three Months Ended September 30, 2005 and 2004 is unaudited)

10. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in stockholders’ equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$8,391	$5,750	$25,387	$20,109
Change in other comprehensive income:
Unrealized loss on available for sale securities, net of tax	(3)	(7)	(26)	(7)

Total comprehensive income	$8,388	$5,743	$25,361	$20,102

11. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company operates as one business segment, as an electronic exchange for equity and index options and related services. Revenues are derived in the U.S. and all of the Company’s assets are located in the U.S. The Company considers significant customers to be those who account for more than 10% of the Company’s transaction fee revenue. The following is customer concentration information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Members	2	1	2	1
Approximate percent of total revenues	22%	11%	21%	11%

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

On March 14, 2005, we completed our initial public offering, in which we sold 4,602,115 shares and certain of our stockholders sold 6,954,590 shares of our Class A common stock at $18.00 per share. The proceeds to us, less commissions and other direct selling expenses, were $70.7 million.

Business Environment

The options industry continues to operate in an increasingly competitive environment. Our business is impacted by macroeconomic factors impacting the U.S. economy as well as factors specific to the securities industry.

The pace of economic growth in the U.S. continues and the U.S. Federal Reserve continued to raise its federal funds rate target. For the first nine months of 2005, the equities markets have been relatively flat—the NASDAQ Composite Index decreased 1.1%; the Dow Jones Industrial Average decreased 2.0%; and the S&P 500 Index increased 1.4%. Average daily volume for New York Stock Exchange-, or NYSE-listed and Nasdaq-quoted stocks increased 4.5% in the first nine months of 2005 compared to the comparable period in 2004.

In the options industry, average daily equity and index options volume increased 23.8% to 5.6 million for the first nine months of 2005 from 4.5 million in the comparable period in 2004. Average daily volume for equity options increased 22.8% and average daily volume for index options increased 34.3% over this period. Our average daily equity options volume increased 21.3% from 1.4 million to 1.7 million over the same period; however, our market share decreased to 32.7% from 33.1%. Our average daily index volume was 16,000 in the first nine months of 2005. We began to actively market our index trading initiative in 2005. Prior to 2005, our trading volumes in index options were negligible.

Our operating results for the first nine months of 2005 reflected strong trading levels. We continue to see this favorable trend into the fourth quarter. On October 25, 2005, The Options Clearing Corporation, or OCC, announced that the total number of equity and index options traded for the year reached 1,184,267,123 contracts, passing the annual volume record of 1,182,040,096 contracts in 2004, an increase of 26.3% for the comparable period in 2004. On November 1, 2005, we announced our average daily volume in equity and index options for October 2005 was a record 2.3 million.

Our Trading Volumes and Market Share

Our average daily volume, or ADV, of equity options has grown significantly. However, we have experienced seasonal fluctuations in our volumes on a quarterly basis. While our trading volumes have generally been increasing, over the same time period our market share has been decreasing. The following chart depicts our average daily volume of equity options and our market share since 2004 on a quarterly basis:

	Q1-04	Q2-04	Q3-04	Q4-04	Q1-05	Q2-05	Q3-05
Industry equity options ADV (in thousands)	4,697	4,062	3,747	4,699	5,223	4,923	5,203
Our equity options ADV (in thousands)	1,485	1,360	1,290	1,590	1,727	1,598	1,694
Our equity options market share	31.6%	33.5%	34.4%	33.8%	33.1%	32.5%	32.6%

While we do monitor our market share, we do not believe it is the primary indicator of the health of our business relative to absolute volume growth, which is what drives our revenues. Our market share can be negatively impacted by the execution of large crossing transactions on the floor-based exchanges, which attract trades through fee caps and market structures that allow greater control of executions in a non-anonymous environment. We believe profitable market share growth comes through the introduction of innovative functionality and new products. We continue to believe our strategy will support this growth.

Our Index Initiative

We have expanded our offerings and beginning in 2003, we implemented the technological and regulatory foundation to trade index options. In 2005, we began to actively market our index trading initiative which includes both proprietary and licensed indexes. Prior to 2005, our volume in index options trading was minimal. We currently have listed options on 19 indexes. The following chart reflects the growth in our index options volume in 2005:

	Q1-05	Q2-05	Q3-05
Industry index options ADV (in thousands)	477	516	531
Our index options ADV (in thousands)	5	18	23
Our index options market share	1.1%	3.6%	4.2%

The following are the key index options that have been approved or listed:

•	In August 2003, we obtained licenses to list options on four indexes associated with NYSE: NYSE US 100 Index®, NYSE International 100 Index®, NYSE World Leaders Index® and NYSE TMT Index®, and our members expect to begin trading some of these indexes in 2006, based on market conditions.

•	In November 2004, we obtained licenses to list options on Mini FTSE 100®, Micro FTSE 100®, Mini FTSE 250® and Micro FTSE 250® and are awaiting SEC approval to enable our members to trade these products.

•	In February 2005, we listed options on NASDAQ-100® and Mini NASDAQ-100® and our members began trading options on these indexes.

•	In May 2005, we listed options on Russell 1000® Index, Russell 2000® Index and Mini-Russell 2000® Index. Previously, options on the Russell family of indexes were exclusively listed on Chicago Board Options Exchange, or CBOE.

The following is a list of key proprietary index options we have listed:

•	In June 2005, we launched options on five proprietary sector indexes: ISE Gold™, ISE Semiconductor™, ISE Homeland Security™, ISE Oil and Gas™ and ISE Homebuilders™.

•	In July 2005, we expanded our sector index offering with the launch of ISE SINdex™ Index, ISE Bio-Pharmaceuticals™ Index and ISE U.S. Regional Banks™ Index.

•	In July 2005, we launched our first broad based proprietary indexes including ISE 50™ Index, ISE 100® Index and ISE 250™ Index.

We have begun charging for non-broker-dealer customer orders in index options, which we currently generally do not do for equity options. To date, revenues generated from index options have not been material and we do not expect such revenues to be material in the near future.

Offering a Market Data Product Suite

Our operations generate significant volumes of raw market data. As do all of our competitors, we currently distribute this market data in return for a trade-based fee to OPRA, which consolidates it with data OPRA receives from other options exchanges and redistributes it to vendors and customers.

We believe that we can leverage our market data that we generate more profitably by analyzing, packaging and marketing it to market makers, broker-dealers, investors and institutions in new and different ways. For example, in 2003, we devised ISEE®, an index based on purchases of long calls and long puts that is designed to show how investors view stock prices. By collating the buying decisions of options investors, ISEE® may enable investors to gain a better understanding of marketplace trends, which can help refine investment decisions. In October 2005, we announced that we intend to offer an enhanced version of ISEE® in the first half of 2006 which would allow subscribers to identify bullish and bearish investor sentiment for any issue traded on ISE, including ISE proprietary and licensed indexes and customized sectors. The enhanced sentiment offering will be available on-line to investors on a subscription basis, as well as through a broker marketing alliance program. We also announced we would provide, on a subscription basis, access to depth of market data to provide transparency for investors beyond the best bid and offer by offering a consolidated view of tradable prices and liquidity. We intend to roll out a more enhanced and robust market data suite in 2006.

Other Initiatives

We continue to explore opportunities in other asset classes where we believe we could add value. As part of this effort, we are becoming a participant in the Consolidated Tape Association and Consolidated Quotation Plans, or CTA/CQ Plans, and the Over-the-Counter/Unlisted Trading Privileges Plan, or OTC/UTP Plan. The CTA/CQ Plans cover quotation and last sale information for stocks listed on NYSE and American Stock and Options Exchange, or AMEX. The OTC/UTP Plan covers quotation and last sale information for Nasdaq stocks. We believe opportunities exist for us to add value and expand our offering by creating an exchange facility to electronically trade equity securities which capitalizes on the changes occurring in the equities market trading patterns and equity market structure. In addition, this would allow us to compete with other U.S. options exchanges that also have the ability to trade equities as well as compete against other larger trading venues.

Preferencing

We and two other exchanges have introduced new functionality referred to as “preferencing,” which would permit order-entry firms (the equivalent of our EAMs) to direct their order flow to certain market makers. A market maker that is quoting at the best available ask price or the best available bid price on any market that is so preferenced would receive an enhanced allocation in the trade resulting from such order. We introduced this functionality in a competitive response to rule filings of a number of competing options exchanges, despite the fact that we have submitted comment letters to the SEC arguing that this form of preferencing could be harmful to the market.

Preferencing may reduce the value attributable to our Class B-1 shares (which are held by our PMMs). PMMs are guaranteed to receive a minimum percent of incoming orders that are allocated among other market maker quotes and non-customer orders at the same price as the PMM. The PMM is also given preference over other market makers and non-customers orders for execution of small orders but only when the PMM is quoting at the best price. These guarantees are overridden if the order is preferenced to another market maker. Preferencing may also increase the opportunity for some order flow providers to internalize their order flow or encourage payment for order flow arrangements on our exchange or on other options exchanges. We are in the process of amending our payment for order flow program to accommodate the introduction of preferencing. Under the newly amended proposal, which has been approved by our board and will be filed with the SEC, we propose to establish a separate pool of funds for each preferenced market maker that participates in the program. That is, when a market maker is preferenced on an order, any payment for order flow fee that is collected in connection with the execution of that order will be placed into the preferenced market maker’s pool, with payment administered by the preferenced market maker. If no market maker is preferenced on the order, any payment for order flow fee that is collected in connection with the execution of that order will continue to be placed into the single pool of funds for that trading bin, with payment administered by the PMM. This amendment to our payment for order flow program is similar to an amendment recently made by Philadelphia Stock Exchange, or PHLX to its program.

We do not know whether order flow providers are more or less likely to send orders to us as a result of the availability of preferencing on us and on other options exchanges. Accordingly, although we believe preferencing could be harmful to the market as a whole, we do not know whether preferencing may benefit us, have no effect or be detrimental to us.

Litigation

On January 5, 2005, we announced our plans to list options on SPDRs®, an exchange traded fund, or ETF commonly referred to as “Spiders.” Subsequent to our announcement, McGraw-Hill, the parent company of Standard & Poor’s, obtained a temporary restraining order barring us from listing options on SPDRs® without a license. We then entered into a provisional 90-day license agreement with McGraw-Hill authorizing us to list options on SPDRs® and we, along with the other options exchanges, listed SPDRs® on January 10, 2005. Effective as of January 10, 2005, we became party to a definitive five-year license agreement with McGraw-Hill authorizing us to list options on SPDRs®. In May 2005, we announced our plans to list options on DIAMONDS®, another ETF. Subsequent to our announcement, Dow Jones obtained a temporary restraining order barring us from listing options on DIAMONDS® without a license. However, unlike SPDRs®, we did not enter into a license agreement with Dow Jones authorizing us to list options on DIAMONDS® during the litigation. The SDPRs® and DIAMONDS® litigation were consolidated into one matter, by court order. On September 1, 2005, the court issued an opinion and order granting our motion to dismiss McGraw-Hill’s complaint and denying Dow Jones’ motion for a preliminary injunction. On September 1, 2005 we listed options on DIAMONDS®. On September 6, 2005, we entered into a stipulation of dismissal with Dow Jones pursuant to which Dow Jones’ complaint was also dismissed in its entirety with prejudice. Dow Jones and McGraw-Hill have each filed an appeal with the U.S. Court of Appeals for the Second Circuit. If, at the conclusion of the litigation, including the exhaustion of all appeals, it is concluded that no license from McGraw-Hill is required by us in connection with the creation, listing, trading, clearing, marketing and promotion of SPDR® options, McGraw-Hill has agreed to refund to us all license fees paid pursuant to the provisional and definitive licenses, with interest.

After our announcement to list our ISE Gold™ Index, PHLX sought and received a temporary restraining order barring us from listing options on our ISE Gold™ Index based on alleged misappropriation of intellectual property. The court subsequently declined to extend the temporary restraining order, and we are currently listing options on our ISE Gold™ Index. The parties have agreed in principle to a settlement, whereby PHLX’s claims and ISE’s counterclaims would be dismissed. The final terms of the settlement agreement are currently being negotiated.

We have incurred legal costs of $0.7 million in 2005 related to this litigation and the McGraw-Hill and Dow Jones litigation matters described above. These litigations may continue; however, the revenues we generated from trading these options, collectively, has more than offset the litigation costs we have incurred.

Our Reorganization and Offering Costs

We intend to reorganize into a holding company structure to allow us to have greater organizational flexibility, facilitate our access to the capital markets, promote new business opportunities, facilitate future acquisitions and the formation of strategic alliances and create a framework for future growth. As a registered securities exchange, we are required to submit all changes to our organizational documents to the SEC for approval and certain changes to the organizational documents are generally deemed necessary to create the holding company structure. As such, we have incurred charges of $0.2 million in the nine months ended September 30, 2005 and may incur additional reorganization costs in the future as we continue to create the holding company structure.

The holders of all shares of Class A common stock outstanding prior to our initial public offering are parties to a Stockholders Agreement. In accordance with this agreement, we will bear all expenses incurred in connection with the registration of their shares of Class A common stock, for up to two such registrations per calendar year, other than underwriting discounts and commissions and transfer taxes whether or not such registration becomes effective, subject to certain specified exceptions. We have incurred $0.3 million of expenses during the first nine months of 2005 related to our secondary offering and expect to incur additional costs in the future.

Seasonality

In the securities trading industry, quarterly revenue fluctuations are common and are due primarily to variations in trading volumes. We believe we experience increased levels of trading activity in the first and fourth quarters, and decreased levels of trading activity in the second and third quarters. To date, these seasonal trends may have been masked by the significant quarter over quarter growth in our trading volumes and operating results. As a result of this and other factors described elsewhere herein, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and the results of any quarter are not necessarily indicative of results of any future period.

Business Trends and Drivers

Revenues

Transaction Fees

Transaction fees have accounted for, and continue to account for, a majority of our revenues and are primarily driven by contract trading volumes, pricing changes and the proportion of non-broker-dealer customer volume in the trading mix. As a result of competitive pressures, we generally do not charge our members for executing non-broker-dealer customer orders on our exchange. However, we recently began charging non-broker-dealer customers for executing orders for certain products which we believe warrant the same pricing as our other members. The products include options on SPDRs®, most other licensed and proprietary index options we offer, and, beginning in August 1, 2005, options on certain other ETFs. We collectively refer to these as our “premium products.” Generally, an increase in our non-broker-dealer customer orders reduces our average revenue per side. As a percent of our total sides, non-broker-dealer customer sides have continued to increase, reaching a high of 41.7% during the three months ended September 30, 2005. We expect our non-broker-dealer customer orders to level off and remain in the 40% range.

The transaction fee varies based upon the overall contract trading volume on our exchange. As our ADV rises above certain levels, the transaction fee for all of our members is reduced. Therefore, as our volumes have increased, this fee has decreased from $0.22 per side in 2002 to $0.18 in 2004. For the first nine months of 2005, this fee was $0.15; however, beginning in October 2005, this fee decreased to $0.14.

Based on our current fee structure, our transaction fee will change when our monthly ADV reaches the following thresholds:

Monthly ADV (in thousands)	Execution Fee
1,045 - 1,343	$0.19
1,343 - 1,880	$0.18
1,880 - 3,133	$0.17
3,133 - 9,400	$0.16
Greater than 9,400	$0.15

We continually examine our fee structure in light of competitive changes in the marketplace.

Other Member Fees

Other member fees are primarily driven by the number of participants that become members of our exchange, the number of users logging onto our trading system and the capacity requirements that are dictated by the number of quotes, or orders submitted to our trading system as well as the communication method chosen by the member. As of September 30, 2005, we sold 46 Class B-2 memberships, including one during the three months ended September 30, 2005. We anticipate selling the remaining 14 Class B-2 memberships, and may effect such sales at any time. However, we have no present agreements with any entity with respect to the purchase of such Class B-2 memberships and cannot assure any such sales will occur.

Market Data Fees

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

Expenses

Compensation and Benefits

Employee compensation and benefits expense is primarily driven by changes in our headcount and levels of incentive compensation. In connection with our initial public offering, we changed our long-term performance-based profit sharing plan to a stock based plan, which will likely result in higher expenses than our previous long-term deferred compensation plan. Additionally, we have expensed stock options in accordance with SFAS No. 123(R). We expect to incur stock based compensation costs of approximately $4.8 million in 2005, which includes $0.9 million for options expense and $3.9 million for restricted stock we granted to our employees as part of year end compensation and in connection with our initial public offering to recognize their contributions to our success. We expect our headcount to continue to increase as we grow our business. We will also incur costs for a success bonus, in the form of cash and/or stock, payable to our executive officers and certain directors if and when we sell our remaining 14 Class B-2 memberships.

Technology and Communication

Technology and communication expense is primarily driven by costs associated with our central trading system and generally fluctuates based upon long-term trends in our business activity. Certain elements of this expense, which we incur in anticipation of certain transaction volume levels, have both a fixed and variable nature. Once we incur these expenses initially, we may not incur them going forward on a recurring, annual basis. As a result of the importance of our systems to the viability of our business, we continue to invest heavily in areas such as system capacity and reliability, increased functionality and performance and security. We also must modify our systems from time to time to comply with various regulatory requirements and competitive responses. The expenses we incur for these modifications may vary substantially from period to period. We anticipate technology and communication expense to fluctuate with increases in volumes and trading system enhancements as well as technology changes in the industry.

Occupancy

Occupancy expense is primarily driven by our facility needs due to headcount or system needs as well as back-up facilities. We anticipate higher occupancy costs in the future to support our growth, computer operations and disaster recovery needs.

Professional Fees

Professional fees are generally discretionary in nature; however there are fixed components. As a self-regulatory organization, or SRO, we are required to regulate our members and as such, we employ the services of the NASD, Inc., or NASD, to perform certain of these functions. We also believe that, as an SRO, we will likely be subject to additional corporate governance, transparency, oversight and ownership rules proposed by the SEC in November 2004. We are presently evaluating and monitoring developments with respect to the proposed rules and cannot predict or estimate the full extent to which these proposals, if adopted as proposed, may affect us or our operations or the amount of the additional costs we may incur or the timing of such costs. Furthermore, certain expenses, such as those related to new business initiatives or litigation, may fluctuate from year to year. Also, as a result of becoming a public company, we have incurred higher legal and audit fees.

Marketing and Business Development

Marketing and business development expense is generally discretionary in nature and is primarily driven by our public relations and product promotion campaigns, such as our new index offerings, which we began to actively market and advertise in 2005.

Depreciation and Amortization

Depreciation and amortization expense is primarily driven by purchases of software licenses and leasehold improvements we purchase and capitalize. We expect to incur additional software amortization expense related to enhancements to our trading system in order to remain competitive. In addition, our leasehold improvements amortization may increase as we review our office space requirements, computer operations and disaster recovery needs.

Other Expenses

Other expenses is primarily driven by our trading volumes in licensed products as we pay a licensing fee for our members to trade options on ETFs and indexes. Licensing fees are offset by surcharges we charge members for trading licensed products, which are included in transaction fee revenues. We expect other expenses to increase as we increase our trading of licensed products.

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

Public Company and SRO Corporate Governance Expenses

As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which requires us to incur significant expenditures to establish systems and hire and train personnel to comply with these requirements. In addition, we have incurred additional costs for external advisors such as legal, accounting and auditing fees as well as additional marketing and investor relations expenses.

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

Fixed and Variable Expenses

Our expense structure is predominantly fixed. However, there are some variable components that fluctuate with volumes. In addition, we incur certain costs in anticipation of certain transaction volume levels. If demand for our services should decline suddenly and we are unable to adjust our fixed cost base on a timely basis, it could have a material adverse effect on our operating results and financial condition. In addition, we may continue to make significant expenditures related to technological innovations over long periods of time, so that our operating margins and profitability could be adversely affected.

Critical Accounting Policies

Our accounting policy related to our revenue recognition from the sale of Class B-2 memberships is our most critical accounting policy that requires management to make estimates and judgments that could affect our results.

As of September 30, 2005 we have sold 46 Class B-2 memberships. The Class B-2 memberships were sold pursuant to a purchase agreement for $1.5 million each. Certain Class B-2 memberships were paid in full on the purchase date, while others are payable in annual installments; however, the agreement grants immediate membership upon execution of the agreement.

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

In order to determine the estimated service life of a membership, we identified three broad factors affecting the securities industry that have a significant impact on our operations, and therefore, the estimated service life of the Class B-2 memberships – the securities industry’s challenging operating environment, regulatory changes and technology innovations. We identified specific historical events in the options industry and the broader securities industry for each of these factors, assigned an appropriate time horizon for each event, and calculated an average time horizon for each factor. Based on this analysis, we used the average across all factors, 14 years, as an estimate for the service life of the Class B-2 memberships.

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

We recognized revenue of $3.4 million during the nine months ended September 30, 2005 from the sale of Class B-2 memberships.

Recently Issued Accounting Pronouncements

None

Key Statistical Information

In evaluating the performance of our business, management closely monitors these key statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Trading days	64	62	189	188

Average daily trading volume: (1) (2)
Equity Options
Total U.S. industry equity options traded (in thousands)	5,203	3,747	5,115	4,164
Our equity options traded (in thousands)	1,694	1,290	1,672	1,378
Our market share of equity options traded	32.6%	34.4%	32.7%	33.1%
Index Options
Total U.S. industry index options traded (in thousands)	531	367	509	379
Our index options traded (in thousands)	23	1	16	—
Our market share of index options traded	4.3%	0.0%	3.1%	0.0%

Our member total trading volume (sides, in thousands): (3)
Customer	91,555	64,787	265,093	198,211
Firm proprietary	22,124	12,689	58,709	38,186
Market maker	106,095	87,767	314,190	281,707

Total Sides	219,774	165,243	637,992	518,104

Our market share of total industry trading: (4)
Customer	30.1%	28.6%	30.2%	36.4%
Firm proprietary	23.1%	20.2%	21.8%	20.0%
Market maker	31.8%	36.9%	32.1%	36.8%

Revenue:
Average transaction fee per side (5)	$0.11	$0.11	$0.11	$0.12
Average transaction fee per revenue side (6)	$0.18	$0.18	$0.18	$0.18

Our trades: (7)
Average contracts per trade	18.6	17.9	17.6	17.7
Average trades per day (in thousands)	92.4	72.2	95.7	77.8
Total trades (in thousands)	5,913	4,619	18,086	14,626
Our market share of industry trade volume	32.8%	35.2%	34.3%	34.3%

Our listed issues: (8)
Average number of issues traded during the period	747	672	737	643

Our members (average number trading during period)
PMMs	10	10	10	10
CMMs	129	139	135	135
EAMs	94	93	95	96

Total	233	242	240	241

Employees at end of period	182	156	182	156

(1)	Represents single counted contract volume. For example, a transaction of 500 contracts on our exchange is counted as a single 500 contract transaction for purposes of calculating our volumes, even though we may receive transaction fees from parties on both sides of the transaction, one side of a transaction, or in some cases, neither side of a transaction.
(2)	Our market share is calculated based on the number of contracts executed on our exchange as a percentage of total industry contract volume.
(3)	Represents each side of a buy or sell transaction. For example, a transaction of 500 contracts on our exchange is counted as two sides of 500 contracts, representing a buy and a sell transaction. We do not currently receive transaction fees from non-broker-dealer customer sides, except for our premium products.
(4)	Represents our market share of total U.S. industry equity trading for members trading on our exchange based on contract trading volume.
(5)	Average transaction fee per side is calculated by dividing our transaction fees by the total number of sides executed on our exchange. We generally do not charge our members for executing non-broker-dealer customer orders on our exchange and we reduce or waive fees for members exceeding volume thresholds on certain other products. Comparing our average transaction fee per side to our average transaction fee per revenue side reflects the negative effect of our fee waivers or reductions on our revenues, on a per side basis. For the three months ended September 30, 2005 and 2004, we have waived and discounted $6,748 and $4,921 of our fees, respectively. For the nine months ended September 30, 2005 and 2004, we have waived and discounted $19,735 and $15,057 of our fees, respectively.
(6)	Our average transaction fee per revenue side reflects the transaction fee we charge to our market participants per our publicly available pricing schedules. These schedules were part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act.
(7)	Members can have several contracts per trade. Trades represent the number of trades cleared through the OCC. Market data revenue is generated on a per trade basis, not on a contract basis.
(8)	By “issues” we mean the number of securities underlying our options. We trade multiple options series on each underlying security.

We derive our data from our own records and data for the markets in which we compete from information published by or prepared for the OCC and the OPRA.

Three Months Ended September 30, 2005 versus September 30, 2004

Overview

Net income increased 45.9% to $8.4 million during the three months ended September 30, 2005 from $5.8 million during the comparable period in 2004, primarily due to increased trading. Our expenses increased 19.5% to $20.8 million during the three months ended September 30, 2005 from $17.4 million during the comparable period in 2004, primarily due to increased compensation costs and other expenses. We incurred reorganization costs of $0.2 million and $1.0 million during the three months ended September 30, 2005 and 2004, respectively. We also incurred $0.3 million of costs related to our secondary offering in the three months ended September 30, 2005.

Revenues

Transaction Fees

Transaction fee revenues increased 32.9% to $25.2 million during the three months ended September 30, 2005 from $19.0 million during the comparable period in 2004, primarily due to increased trading volumes on our exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options during the three months ended September 30, 2005 increased 38.9% from the comparable period in 2004. Our ADV increased 31.3% over the same period and our market share decreased to 32.7% from 34.4%. Our ADV in index options was 23,000 for the three months ended September 30, 2005. We began to actively market our index trading initiative in 2005. Prior to that, our trading in index options was negligible.

•	The average number of issues available to trade on our exchange increased to 747 during the three months ended September 30, 2005 from 672 during the comparable period in 2004. Contributing to the increase was our Rapid Allocation Program, where we quickly list new options that have recently increased volume on other exchanges, as well as our launch of index options.

Our average transaction fee per side was $0.115 during the three months ended September 30, 2005 and comparable period in 2004. The effect of a proportional increase in customer sides was offset by fees we introduced on certain customer options transactions. We currently do not charge any fees for most customer equity options transactions, except for our premium products. Had we not charged customer sides for trading our premium products, our average transaction fee per side would have been $0.004 less for the three months ended September 30, 2005. Customer transactions represented 41.7% of all sides executed on our exchange during the three months ended September 30, 2005 compared to 39.2% during the comparable period in 2004. However, overall revenues generated from increased market maker and firm proprietary sides, on which we do charge transaction fees, more than offset the increase in customer sides and the decrease in average transaction fee per side.

Other Member Fees

Other member fees decreased 4.3% to $5.3 million during the three months ended September 30, 2005 from $5.6 million during the comparable period in 2004. The decrease was primarily driven by lower communication and software fees as well as connectivity and membership fees. Communication fees decreased $0.2 million as we continue to direct our members to obtain and pay for their own communication lines to our network, which, in turn, reduces some of our costs associated with these lines. Connectivity and membership fees decreased $0.1 million driven by a decrease in the amount of trading sessions our members initiated due to their own systems efficiencies.

Market Data Fees

Market data revenues decreased 0.2% to $4.4 million during the three months ended September 30, 2005 from $4.4 million during the comparable period in 2004. The decrease was primarily attributable to a decrease in our market share of industry trading volume, which serves as the primary basis for allocation of OPRA revenue. Our number of trades increased 28.0% during the timeframe. We accounted for 32.8% of total industry trades during the three months ended September 30, 2005 compared to 35.2% during the comparable period in 2004.

Other Revenues

Other revenues increased to $1.3 million during the three months ended September 30, 2005 from $0.2 million during the comparable period in 2004. The increase was primarily attributable to $0.7 million of additional interest income on higher average cash balances as well as an increase in unrealized gains on securities owned of $0.5 million.

Expenses

Compensation and Benefits

        Compensation and benefits expense increased 22.7% to $9.3 million during the three months ended September 30, 2005 from $7.6 million during the comparable period in 2004. The increase was primarily due to higher stock based compensation and increased headcount. Our headcount increased to 182 as of September 30, 2005 from 156 as of September 30, 2004 driven by new business initiatives, support for our overall growth and public company requirements. Stock based compensation related to options and restricted stock we granted in connection with year-end compensation and our initial public offering was $1.5 million for the three months ended September 30, 2005. We adopted SFAS No. 123(R) effective January 1, 2005 as part of our initial public offering, and accordingly began to expense options, which accounted for $0.2 million of our total stock based compensation for the three months ended September 30, 2005.

Technology and Communication

Technology and communication expense increased 22.0% to $3.6 million during the three months ended September 30, 2005 from $3.0 million during the comparable period in 2004. Fees paid to OMX increased $0.4 million due to maintenance of our trading system software as well as upgrades to our equipment for capacity purposes. Costs related to our office technology increased $0.1 million primarily due to a new communication system for our market operations and office facility, as well as an increase in market data expense for our index initiative.

Occupancy

Occupancy expense increased 5.7% to $1.2 million during the three months ended September 30, 2005 from $1.1 million during the comparable period in 2004, primarily due to higher operating costs at our business continuity space.

Professional Fees

Professional fees increased 115.0% to $1.7 million during the three months ended September 30, 2005 from $0.8 million during the comparable period in 2004. The increase was primarily due to higher public company related expenses as well as increased legal fees associated with ongoing litigation. The litigation arose from our decision to trade options on certain ETFs without seeking a license from the creators of the indexes underlying those ETFs, and a challenge to our right to trade options on the ISE Gold Index. Also accounting for the increase were fees related to our secondary offering. The holders of all shares of Class A common stock outstanding prior to our initial public offering are parties to a Stockholders Agreement. In accordance with this agreement, we will bear all expenses incurred in connection with the registration of their shares of Class A common stock, for up to two such registrations per calendar year, other than underwriting discounts and commissions and transfer taxes whether or not such registration becomes effective, subject to certain specified exceptions. We have incurred $0.3 million of expenses during the first three months of 2005 related to our secondary offering and expect to incur additional costs in the future.

Marketing and Business Development

Marketing and business development expense increased 20.4% to $1.2 million during the three months ended September 30, 2005 from $1.0 million during the comparable period in 2004. The increase was primarily due to higher media spending for the launch of our index products.

Depreciation and Amortization

Depreciation and amortization increased 4.4% to $1.5 million during the three months ended September 30, 2005 from $1.5 million during the comparable period in 2004. The increase was primarily due to leasehold improvements out our business continuity space.

Other Expenses

Other expenses increased 35.3% to $2.1 million during the three months ended September 30, 2005 from $1.6 million during the comparable period in 2004. Licensing fees we paid for trading options on indexes and index-based ETFs increased $0.4 million in as a result of increased trading in these products. These fees are offset by surcharges we charge our members for trading these licensed options, which are included in transaction fee revenues. Insurance expense increased $0.2 million as a result of higher coverage subsequent to our initial public offering and general administrative expenses decreased $0.1 million.

Reorganization

We incurred $0.2 million of reorganization costs during the three months ended September 30, 2005 and $1.0 million in the comparable period on 2004. These expenses consisted primarily of legal, accounting and other professional fees related to our reorganization into a holding company structure.

Provision for Income Taxes

Our tax provision increased to $7.1 million during the three months ended September 30, 2005 from $6.0 million during the comparable period in 2004. Our rate in the three months ended September 30, 2005 was 50.9% compared to 45.7% for the comparable period in 2004. The rate in 2004 was significantly higher than our rate in the comparable period in 2005 due higher non-deductible reorganization expenses. Our rate in this year’s quarter also reflects a lower tax rate on returns from our invested cash.

Nine Months Ended September 30, 2005 versus September 30, 2004

Overview

Net income increased 26.2% to $25.4 million during the nine months ended September 30, 2005 from $20.1 million during the comparable period in 2004, primarily due to increased trading volumes on our exchange. Our expenses increased 16.7% to $59.4 million during the nine months ended September 30, 2005 from $50.9 million during the comparable period in 2004, primarily due to increased compensation costs, professional fees and other expenses. We incurred reorganization costs of $0.2 million during the nine months ended September 30, 2005 and $1.5 million in the comparable period in 2004.

Revenues

Transaction Fees

Transaction fee revenues increased 21.2% to $73.2 million during the nine months ended September 30, 2005 from $60.4 million during the comparable period in 2004, primarily due to increased trading volumes on our exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options during the nine months ended September 30, 2005 increased 22.8% from the comparable period in 2004. Our ADV increased 21.3% over the same period and our market share decreased to 32.7% from 33.1%. Our ADV in index options was 16,000 for the nine months ended September 30, 2005. We began to actively market our index trading initiative in 2005. Prior to that, our trading in index options was negligible.

•	The average number of issues available to trade on our exchange increased to 737 during the nine months ended September 30, 2005 from 643 during the comparable period in 2004.

Our average transaction fee per side decreased 1.6% to $0.115 during the nine months ended September 30, 2005 from $0.117 during the comparable period in 2004. This decrease was primarily due to the proportional increase in our non-broker-dealer customer sides. We currently do not charge any fees for most non-broker-dealer customer equity options transactions, except for options on our premium products. Had we not charged non-broker-dealer customer sides for trading premium products, our average transaction fee per side would have been $0.002 less for the nine months ended September 30, 2005. Non-broker-dealer customer transactions represented 41.6% of all sides executed on our exchange during the nine months ended September 30, 2005 compared to 38.3% during the comparable period in 2004. However, overall revenues generated from increased market maker and firm proprietary sides, on which we do charge transaction fees, more than offset the increase in non-broker-dealer customer sides and the decrease in average transaction fee per side.

Other Member Fees

Other member fees decreased 2.8% to $16.1 million during the nine months ended September 30, 2005 from $16.6 million during the comparable period in 2004. The decrease was primarily driven by lower communication and software fees as well as lower regulatory and administrative fees. Software fees decreased $0.5 million as reimbursement from our marketing fund ended in July 2004. Communication fees decreased $0.3 million as we continue to direct our members to obtain and pay for their own communication lines to our network, which, in turn, reduces some of our costs associated with these lines. Regulatory and administrative fees decreased $0.1 million due to lower fines and inactivity fees assessed to members. Partly offsetting these decreases was an increase in revenue recognized from the sale of Class B-2 memberships of $0.3 million and a corresponding increase in membership fees of $0.2 million.

Market Data Fees

Market data revenues increased 9.3% to $13.8 million during the nine months ended September 30, 2005 from $12.6 million during the comparable period in 2004. The increase was primarily attributable to increased profit by OPRA during the period. Our number of trades increased 23.7% during the timeframe. We accounted for 34.3% of total industry trades during the nine months ended September 30, 2005 and the comparable period in 2004.

Other Revenues

Other revenues increased to $2.7 million during the nine months ended September 30, 2005 from $1.0 million during the comparable period in 2004. The increase was primarily attributable to $1.5 million of additional interest income on higher average cash balances as well as an increase in unrealized gains on securities owned of $0.2 million.

Expenses

Compensation and Benefits

Compensation and benefits expense increased 19.8% to $27.4 million during the nine months ended September 30, 2005 from $22.9 million during the comparable period in 2004. The increase was primarily due to increased headcount and higher stock-based compensation. Our headcount increased to 182 as of September 30, 2005 from 156 as of September 30, 2004 driven by new business initiatives, other support for our overall growth, and public company requirements. Also included in compensation and benefits is $3.4 million of stock-based compensation related to options and restricted stock we granted in connection with year-end compensation and our initial public offering. We adopted SFAS No. 123(R) effective January 1, 2005 as part of our initial public offering, and accordingly began to expense options, which accounted for $0.6 million of our total stock based compensation for the nine months ended September 30, 2005.

Technology and Communication

Technology and communication expense decreased 13.0% to $10.2 million during the nine months ended September 30, 2005 from $11.8 million during the comparable period in 2004. Fees paid to OMX decreased $2.0 million due to lower licensing fees as we signed a new agreement in September 2004 changing this fee from usage based to a capitalized software license fee which we amortize through depreciation and amortization. Costs related to our trading system increased $0.2 million primarily due to higher maintenance and enhancement costs for those systems. Costs related to our office technology increased $0.2 million primarily due to a new communication system for our market operations and office facility, as well as an increase in market data expense for our index initiative.

Occupancy

Occupancy expense increased 14.4% to $3.3 million during the nine months ended September 30, 2005 from $2.9 million during the comparable period in 2004, primarily due to additional space leased for business continuity purposes.

Professional Fees

Professional fees increased 88.2% to $4.5 million during the nine months ended September 30, 2005 from $2.4 million during the comparable period in 2004. The increase was primarily due to higher public company related expenses as well as increased legal fees associated with ongoing litigation and the secondary offering. The litigation arose from our decision to list options on certain ETFs without seeking a license from the creators of the indexes underlying those ETFs, and a challenge to our right to list options on ISE Gold Index™.

Marketing and Business Development

Marketing and business development expense increased 11.0% to $2.8 million during the nine months ended September 30, 2005 from $2.6 million during the comparable period in 2004. The increase was primarily due to higher media spending for the launch of our index trading initiative.

Depreciation and Amortization

Depreciation and amortization increased to $4.5 million during the nine months ended September 30, 2005 from $2.5 million during the comparable period in 2004. Amortization of our trading system licenses increased $2.2 million due to the purchase of expanded trading licenses from OMX in September 2003 and the renegotiation of our agreements with OMX in September 2004 referred to above.

Other Expensees

Other expenses increased 45.8% to $6.3 million during the nine months ended September 30, 2005 from $4.3 million during the comparable period in 2004. Licensing fees we paid for listing options on indexes and index-based ETFs increased $1.2 million as a result of increased trading in these products. These fees are offset by surcharges we charge our members for trading these licensed options, which are included in transaction fee revenues. Insurance expense increased $0.4 million as a result of higher coverage subsequent to our initial public offering and general administrative expenses increased $0.4 million in conjunction with our overall growth.

Reorganization

We incurred $0.2 million of reorganization costs during the nine months ended September 30, 2005 and $1.5 million during the comparable period in 2004. These expenses consisted primarily of legal, accounting and other professional fees related to our reorganization into a holding company structure.

Provision for Income Taxes

Our tax provision increased to $21.0 million during the nine months ended September 30, 2005 from $19.6 million during the comparable period in 2004. Our rate was 49.3% in the nine months ended September 30, 2004 compared to 45.3% in the comparable period in 2005 due to higher levels of non-deductible reorganization expenses. Our rate during the first nine months of this year also reflects a lower tax rate on returns from our invested cash.

Liquidity and Capital Resources

We presently finance our business primarily through cash generated by our operating activities. In the past, we financed our business through cash generated by our operating activities, additional capital contributions or loans from our investors. On March 14, 2005, we sold 4,602,115 shares of Class A common stock at $18.00 per share in our initial public offering, for which we received net proceeds of $70.7 million. We believe that cash flows generated by our operating activities, together with net proceeds from our initial public offering, should be sufficient for us to fund our current operations for at least the next 12 months. In addition, we have access to an uncommitted $10.0 million credit facility and may have the ability to raise capital through issuance of debt or equity to new or existing investors through private and public capital markets transactions, if necessary.

Cash and cash equivalents increased to $155.1 million as of September 30, 2005 from $44.8 million as of December 31, 2004 primarily due to the net cash raised in our initial public offering of $70.7 million, partly offset by a special dividend of $11.8 million paid in January 2005 in connection with the proceeds from the sale of Class B-2 memberships. In addition, cash from operations increased to $48.3 million primarily due to increased trading volumes on our exchange and changes in our tax balances. Our capital expenditures during the nine months ended September 30, 2005 primarily related to the enhancement of our trading system.

As of September 30, 2005, included in cash and cash equivalents is $5.2 million for our payment for order flow program. Under this program we pay our EAMs on behalf of our market makers for order flow sent to the exchange. We assess fees to our market makers, PMMs and CMMs, and distribute those funds to our EAMs. Each PMM has full discretion regarding the payment, and we administer the payments. Accordingly, we reflect the assessments and payments on a net basis with no impact on revenues or expenses. When fees are assessed, we record an asset with a corresponding liability.

As of September 30, 2005, we had a letter of credit agreement totaling $0.4 million to satisfy lease commitments and administrative obligations.

Financial Condition

Our total assets increased to $264.0 million as of September 30, 2005 from $177.6 million as of December 31, 2004. This increase was primarily due to the cash proceeds we received from our initial public offering as well as higher transaction volumes. Also affecting our total assets were the following:

•	Our securities owned decreased to $18.1 million as of September 30, 2005 from $27.2 million as of December 31, 2004. Our securities owned are comprised of investments of our excess cash in U.S. treasuries as well as investments in various mutual funds related to our long-term deferred compensation plan for our employees. U.S. treasuries decreased primarily due to the maturities of available for sale securities which were transferred to cash and cash equivalents as well as the re-classification of shorter dated securities. Mutual fund investments decreased primarily due to the withdrawal of vested balances by employees.

•	Our income tax receivable decreased from $11.3 million as of December 31, 2004 to a payable of $3.1 million as of September 30, 2005 primarily due to increased provision for income taxes. The receivable balance resulted from taxes we paid in connection with the sale of our Class B-2 memberships during 2003 and 2004.

•	Other assets decreased to $6.4 million as of September 30, 2005 from $9.4 million as of December 31, 2004 primarily due to prepaid costs related to our initial public offering which were initially capitalized prior to closing and prepaid expenses associated with enhancement and maintenance of our systems.

•	Our net deferred tax asset increased to $21.5 million as of September 30, 2005 from $15.8 million as of December 31, 2004 primarily due to the differences between the financial statement and income tax basis we use to recognize revenue from the sale of our Class B-2 memberships.

Our total liabilities decreased from $96.1 million as of December 31, 2004 to $95.0 million as of September 30, 2005. This decrease was primarily due to a decrease in our compensation and benefits payable due to the payment of incentive compensation awards and exercises of vested balances in our employee profit-sharing plan partly offset by an increase in our taxes payable due to our higher pre-tax income.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of September 30, 2005, which are primarily operating leases for office space and equipment and contractual agreements for trading software license technology enhancements and support of our core trading system from OMX:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(in thousands)
Operating leases	$22,424	$6,209	$6,883	$2,795	$6,537
OMX purchase obligations	$15,935	$3,489	$6,606	$5,192	$648
Other purchase obligations	$2,650	$1,000	$1,650	$—	$—

Total	$41,009	$10,698	$15,139	$7,987	$7,185

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

Interest Rate Risk

In order to maximize yields, we invest portions of our excess cash in short-term interest earning assets, primarily money market instruments at commercial banks and U.S. treasuries with maturities of less than 2 years, which totaled $53.7 million and $159.7 million as of December 31, 2004 and September 30, 2005, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Equity Price Risk

As an exchange, we do not trade securities for our own account nor maintain inventories of securities for sale. However, we do have investments in various mutual funds that we hold on behalf of our employees as part of our previous long-term performance-based profit-sharing plan. Under the plan, fund awards were granted to our employees, which they in turn invest in various mutual fund investments. Employees vest in the distributions over a period of three years. The participating employees bear the risk of the vested portion of the investments, and we bear the risk of the unvested portion. In addition, we have purchased U.S. treasuries with our available excess cash in order to increase our return. As a result, we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $0.8 million and $0.6 million as of December 31, 2004 and September 30, 2005, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pending use, the net proceeds of our initial public offering remain invested in short-term, interest-bearing money market investments. We intend to use the proceeds of the initial public offering for working capital and general corporate purposes, as described in our registration statement on Form S-1 (File No. 333-117145). There has been no material change in the planned use of the initial public offering proceeds as described in our final Prospectus filed with the SEC pursuant to Rule 424(b).

Item 5. Other Information

At present, we do not pay regular dividends on our Class A common stock. We currently intend to pay regular quarterly dividends on our Class A common stock for fiscal year 2006. We currently intend that the regular quarterly dividends expected to be declared in 2006 will be in an aggregate amount not less than the aggregate amount of the proceeds received from the sale of any new Class B-2 memberships in fiscal year 2005, net of success bonuses that we may pay in connection with the completion of the sales and taxes we will pay on the proceeds. As of the date of this prospectus, we have sold three Class B-2 memberships in 2005 for $1.5 million each, for which we have not paid a dividend. We have 14 unsold Class B-2 memberships, and may effect such sales at any time. However, we have no present agreements with any entity with respect to the sale of such Class B-2 memberships and cannot assure that any such sales will occur. Any payments of cash dividends in the future will be at the discretion of our board of directors, and the amount of any dividends we pay, if any, may vary from period to period. Our board of directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual restrictions, and other factors our board of directors may deem relevant. Our board of directors’ ability to declare a dividend is also subject to limits imposed by the Delaware General Corporation Law and the SEC. Our rules require that any revenue we receive from regulatory fees or regulatory penalties be segregated, not be used to pay dividends to the holders of our Class A common stock and instead be applied solely to fund our legal, regulatory and surveillance operations. The amounts of such regulatory fees and penalties have not been material to date. There can be no assurance that any dividends will be paid in the anticipated amounts and frequency set forth in this quarterly report.

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

INTERNATIONAL SECURITIES EXCHANGE, INC.

Dated: November 10, 2005	By:	/s/ Bruce Cooperman
	Name:	Bruce Cooperman
	Title:	Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)