Form 10-K
period 2005-12-31
International Securities Exchange, Inc.
filed 2006-03-20
CIK 1295230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32435

International Securities Exchange, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0681729
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

60 Broad Street, New York, New York	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 943-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock ($0.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2005, was approximately $833,487,730. For the purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

As of March 17, 2006, 37,802,256 shares of voting Class A common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the Annual Meeting of Stockholders to be held May 11, 2006 (the “Proxy Statement”) are incorporated by reference into Part III.

ABOUT THIS FORM 10-K

This Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies, and internal company surveys. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurances as to the accuracy or completeness of included information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on available market data that speaks of the date indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements.” These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “will likely continue,” “will likely result” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially, and we undertake no ongoing obligation, other than that imposed by law, to update these statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You are urged to carefully consider these factors, and to review this Annual Report on Form 10-K in its entirety, including but not limited to our financial statements and the notes thereto and the “Risk Factors” described in “Item 1A. Risk Factors.” All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements. Forward-looking statements include, without limitation, statements concerning:

•	our proposed reorganization;

•	our offering of new products including index options and market data products;

•	our continuing to offer a competitive price in options trading;

•	growth of our market share;

•	our future results of operations and financial conditions;

•	our business strategies;

•	market and general economic conditions;

•	the risks associated with potential acquisitions or alliances by us;

•	our protection or enforcement of our intellectual property rights;

•	our ability to keep up with rapid technological change;

•	our plans, goals, intentions, expectations and beliefs concerning diversification and growth of our revenues through expansion of our business and pursuit of strategic alliances and acquisitions to enhance our business, as set forth in “Business—Our Growth Strategy” and related summaries;

•	changes in the laws and regulations governing our business and operations or permissible activities; and

•	changes in availability of capital.

Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under “Risk Factors” described in “Item 1A. Risk Factors.” We operate in a changing environment in which new risk factors can emerge from time to time. It is not possible for management to predict all possible risks, nor can it assess the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

OUR WEBSITE AND AVAILABILITY OF SEC FILINGS

We maintain a website at www.iseoptions.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available free of charge through our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission, or SEC, electronically. Our Corporate Governance Principles, Code of Business Conduct and Ethics, Code of Ethics for the Senior Financial Officers, and the charters for our Finance and Audit Committee, Compensation Committee and Corporate Governance Committee, can also be found on our website. All of these documents are available in print to any shareholder who requests them. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Annual Report on Form 10-K.

PART I

Item 1. Business.

ISE Overview

We are a fully electronic securities exchange. Our exchange provides a trading platform in listed equity and index options and related services that is designed to provide transparency, reduced execution fees, tighter markets, enhanced liquidity and faster execution for our customers. We list options on the common stock and other equity securities of publicly traded companies and on indexes comprised of such equity securities. The underlying equities trade on the New York Stock Exchange, Inc., or NYSE, the American Stock Exchange LLC, or AMEX, or Nasdaq Stock Market, Inc., or Nasdaq. Generally, we seek to list options that account for substantial trading volume on the other options exchanges or that we believe account for significant member trading interest.

Our revenues are derived primarily from transaction fees generated from trades executed by our members on our exchange, market data fees and software and access fees. We have also received substantial revenue from sales of Class B memberships on our exchange, although we do not anticipate making any additional sales of such memberships in the near future. We are introducing new products, such as options trading based on proprietary sector indexes and market-data related offerings based on data generated by market activity on our exchange.

We are one of the leading options exchanges in the world. During 2003, our customers traded an average of 971,699 equity options contracts per day on our exchange, which represented 29.5% of the total market volume of equity options traded on all U.S. options exchanges. For 2004, our equity volume increased to 1.4 million options contracts, a 47.3% increase over 2003. This represents an equity options market share of 33.3%. During 2005 our average daily equity volume increased to 1.8 million options contracts, a 23.1% increase over 2004; however, over the same period our U.S. equity options market share decreased to 32.4% from 33.3%. During 2005 our average daily index options volume was approximately 18,000. We began to actively market our index trading initiatives in 2005. Prior to 2005, our volume of index options trading was minimal. Our non-broker-dealer customer orders, for which we do not charge any fees except for options on our premium products, increased to 41.3% of our total sides during 2005 compared to 39.1% for 2004. For information concerning computation of our market share, trading volumes and other operating measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Even as the options industry has evolved in response to our model, we have established ourselves as a market of unprecedented liquidity in the exchange-traded options industry, which is characterized by constant and competitive price quotes of considerable size. Further, our transaction fees are among the lowest in the industry and our execution speed is on average fractions of a second. In addition, our exchange provides for anonymity and quotations that are firm for the full displayed size to all incoming orders, enabling equality of execution for all market participants.

Our revenues consist primarily of transaction fees, other member fees and market data fees related to transactions executed on our exchange. We generated $155.9 million in total revenue in 2005 compared to $129.6 million in 2004 and $104.9 million in 2003. Our net income in 2005 was $35.3 million compared to $26.2 million in 2004 and $20.2 million in 2003.

History of Our Business

In 1997, William A. Porter, then-chairman of E*TRADE, and his colleague, Martin Averbuch, engaged David Krell and Gary Katz, former executives of the NYSE’s options division, to examine the feasibility of developing a new U.S. options exchange. In order to support the creation of a new exchange, William A. Porter and Martin Averbuch used their collective expertise and relationships within the securities industry to form

Adirondack Trading Partners LLC, or ATP, in 1998. ATP was a consortium of broker-dealers and other investors whose purpose was to arrange financing for the development of ISE and, ultimately, to create order flow for the new exchange. The initial capital contributed by ATP was used to assemble the technology, technical and market expertise and regulatory staff fundamental to the creation of a new options exchange.

After obtaining funding from ATP, ISE launched operations on May 26, 2000, becoming the first registered exchange approved by the SEC, since 1973. We have grown rapidly since our inception. Within three months of our launch, we had traded more than one million equity options contracts. By the end of our first year, we had traded 25 million contracts. By the end of 2001, we had traded over 65 million contracts, completed a major trading system upgrade and became the third-largest U.S. options exchange as measured by the total number of equity options contracts traded.

In April 2002, we completed a substantial reorganization involving a number of related transactions, including a demutualization and our conversion from a limited liability company to a corporation. In the demutualization, we converted our limited liability company members’ interests, which represented both equity interests and trading rights, into separate equity interests and trading rights. This allowed our limited liability company members to convert their original interests into shares of common stock that could be traded separately from exchange trading privileges. This conversion resulted in the creation of shares of Class A common stock, which represent equity and voting rights. We also created three series of Class B common stock, which we collectively refer to as “Class B memberships”. Class B memberships convey trading rights on our exchange and limited voting rights, but do not convey any equity interests.

On March 14, 2005, we completed our initial public offering, in which we sold 4,602,115 shares and certain of our stockholders sold 6,954,590 shares of our Class A common stock at $18.00 per share. The proceeds to us, less commissions and other direct selling expenses, were $70.7 million.

On December 13, 2005, we completed a secondary offering for selling stockholders, in which our stockholders sold 8,000,000 shares of our Class A common stock at $30.00 per share. We did not receive any proceeds from the sale of Class A common stock from this offering.

Our Competitive Strengths

We have established ourselves as a leading options exchange. We believe the following are our core competitive strengths:

Leadership Position in the Options Trading Industry

By launching the first fully electronic options exchange in May 2000, we attracted significant liquidity from major well-capitalized financial institutions that had not previously participated in the equity options market as market maker. These liquidity providers established their commitment to us through a combination of investing in our exchange, making markets on our exchange and investing in the technology required to access our exchange. Being the first fully electronic options exchange further allowed us to introduce the efficiencies of electronic trading, which enabled us to price our services aggressively and attract significant contract trading volume. Finally, during our relatively brief history of operations, we have established brand awareness through our proven platform, marketing and sales efforts, and innovative products. We have demonstrated our ability to capitalize on our first mover advantage: we have captured market share from other options exchanges, trading the highest volume of equity options in the world, with market share in 2005 of 32.4%. The following chart shows our equity options market share and that of our U.S. competitors—Boston Options Exchange, or BOX, Pacific Exchange, or PCX, Philadelphia Stock Exchange, or PHLX, AMEX, and Chicago Board Options Exchange, or CBOE—for 2005.

Equity Options Market Share by Contract Trading Volume—2005

Source: derived from OCC data

More Liquid Than Other Options Exchanges

We have attained unprecedented depth and liquidity, displaying quoted size larger on average than quoted size for the same options displayed on any other U.S. options exchange. During 2005, an average of 975 issues were listed on our exchange, and the total options volume in these issues accounted for over 90% of all equity options trading on U.S. options markets. For 2005, we had the highest average daily volume, or ADV, among all exchanges with respect to 679, or 70%, of those issues. We have achieved this position by attracting substantial liquidity through innovations such as “one size fits all” trading, our allocation methodology, and ISEspreads® for members who often seek to engage in complex trades, and the ability to trade stock and options combined in a single transaction. Our low transaction fees, established client-member base of broker-dealers and narrow spreads have further enhanced our liquidity. In December 2005, our bid/ask spread was better than the bid/ask spread of other U.S. options exchanges 18% of the time and equal to the National Best Bid/Offer, or NBBO, 76% of the time. We are more liquid than all other options exchanges based upon weighted average quoted size available at the NBBO, in the 100 most-actively traded options listed on ISE for December 2005, with the NBBO calculated without our quotes included. The weighted average quoted size is the time-weighted measurement of average quoted size. For example, a quote at a given price and size that is valid for ten seconds would have ten times more bearing on the weighted average quoted size than a quote at the same price and size that is valid for one second. The following chart shows the NBBO average size and ISE average size for the ten most actively traded options on ISE.

Option	NBBO Average Size	ISE Average Size	% by Which ISE Was More Liquid
QQQQ	7,651	48,616	635%
Google, Inc.	53	135	255%
SPY	1,887	11,969	634%
Apple Computer, Inc,	488	1,653	339%
Pfizer, Inc.	751	4,290	571%
IWM	883	6,905	782%
Microsoft Corp.	1,747	8,611	493%
General Motors	271	628	232%
eBay, Inc.	683	3,137	459%
Yahoo! Inc.	827	3,829	463%

Source: derived from OPRA data for December 2005

While our annual ADV for equity options has increased from 2003 to 2005, the trading mix or composition of those traded contracts has changed over time. Each year, as a percentage of total contracts traded, non-broker-dealer customer trades have increased, while market maker trades have decreased. Broker-dealer proprietary trades have generally increased over the three year period. However, the growth in non-broker-dealer customer trades has increased more dramatically.

The following table reflects our ADV for equity options as well as the percentage of those contracts traded by order type—customer, broker-dealer proprietary and market maker:

	For the Year Ended
	2003	2004	2005
Average daily equity options traded (in thousands)	972	1,432	1,763
Customer	35.7%	39.1%	41.3%
Broker-dealer proprietary	8.0%	7.4%	9.4%
Market maker	56.3%	53.5%	49.3%

We believe that the growth in non-broker-dealer customer trading on ISE in that time can be attributed to the same features of our exchange that have appealed to our members. The contribution of non-broker-dealer customer order flow to the overall growth in our ADV has further enhanced the liquidity and depth of our markets, stimulating even more trading activity by our members, which in turn even further enhances our liquidity and appeal to members. Accordingly, we believe that trading activity by the different groups of our market participants has generally been mutually reinforcing, simultaneously increasing our liquidity and attracting additional order flow.

Efficient Cost Structure

Our business model is scalable and efficient: we operate with a small, dedicated employee force of 185 full time and three part-time employees as of December 31, 2005; we are not burdened with the costs associated with operating a trading floor; and we contract for services we believe are more efficiently provided by others.

Low Transaction Fees

For equity options trades, excluding options on our premium products, we charge transaction fees for orders that are among the lowest in the industry. We waive transaction fees for non-broker-dealer customer orders except for options on our premium products. The following chart shows the transaction fees on equity options charged by the U.S. options exchanges for proprietary orders as of December 31, 2005. Proprietary and customer orders comprised 50.7% of our order flow during 2005. We believe our low cost model is a competitive advantage for us as transaction fees may be one of the factors traders consider when they send their orders to exchanges.

Indicative Proprietary Transaction Fees Per Contract Charged by U.S. Options Exchanges

	Execution Fee	Match/ Comparison Fee	Exchange Floor Broker Fee	Total	% Higher than ISE
ISE	$0.15	$0.03	$0.00	$0.18	—
CBOE	$0.24	$0.00	$0.00	$0.24	33%
Autoex	$0.24	$0.00	$0.00	$0.24	33%
AMEX	$0.19	$0.04	$0.03	$0.26	44%
Autoex	$0.50	$0.04	$0.03	$0.57	217%
PHLX	$0.20	$0.04	$0.00	$0.24	33%
Autoex	$0.45	$0.00	$0.00	$0.45	150%
PCX	$0.26	$0.00	$0.00	$0.26	44%
Autoex	$0.51	$0.00	$0.00	$0.51	183%
BOX	$0.20	$0.00	$0.00	$0.20	11%

Source: SEC filings, 1999-2006

Notes:
(1)	Fees listed do not include monies paid by non-broker-dealer customers to their executing floor brokers.
(2)	Fees listed do not include any payment for order flow paid to order-flow providers.
(3)	Fees listed do not include fees for SPDRs®.
(4)	Fee information was obtained from fee schedules publicly available from the options exchanges as of March 7, 2006.
(5)	Some fees were not discernable in their applicability to certain transactions. We used our best efforts to confirm all fees with exchange members.
(6)	Fees listed do not reflect overhead to participate as a member on an exchange, such as any membership fee.
(7)	While a vast majority of traders pay the regular transaction fee per contract, some customers may be entitled to special discounts by an exchange. Fees listed do not reflect any special policies an exchange may have in place to provide customized discounts, such as volume-based discounts or volume-related caps on transaction fees charged to an individual firm.
(8)	Autoex refers to the electronic capabilities of a hybrid exchange that allow customers to place orders and quotes remotely.

In December 2005, we changed our firm proprietary execution fee to a fixed rate of $0.15 per side from a trading volume-based rate, which was previously $0.14 per side based on our ADV.

We believe that our position as a market leader in establishing low transaction fees currently provides us with a significant advantage relative to our competitors and, based on our volume-based transaction fee schedule for market maker transactions, will continue to provide such advantages even as we approach the minimum charges at higher volumes. Although competition continues to intensify, we believe that our low-cost all-electronic structure will enable us to maintain this competitive advantage over hybrid exchanges for the foreseeable future, particularly if our competitors must cope with a dual cost structure associated with maintaining a physical trading floor in tandem with an electronic trading system.

Proven Technology

We created the blueprint for our technology infrastructure in parallel with our business model, designing it “from the ground up” to be fully compatible with the needs of an exclusively electronic options exchange. We believe our trading systems are highly reliable. Our open Application Programming Interface, or API, provides our customers direct access to our system, allowing for immediate submission of orders and amendment or cancellation of orders in the order book. Our execution speed is, on average, fractions of a second. Our central exchange system, operating with proprietary trading technology, enables our members to execute trades at this speed. All orders and quotes are electronically time stamped to ensure greater accuracy of trading.

High Level of Customer Service

We have implemented a broad range of measures that enable us to offer a high level of customer service to members trading on our exchange. We perform our own market research and utilize our findings to tailor our products and services to meet customer demands. To this end, we have engaged an independent research firm to regularly conduct customer feedback surveys and analyze the responses to guide our future product development. For example, in response to feedback we have received from institutional investors, we have developed or are currently developing various trading enhancements and functionalities that are intended to allow institutional investors to engage in large and complex trades in a timely and cost-efficient manner. Some of these new developments include our “Delta-Neutral” functionality and “split block” pricing. For more information on these products, see “—Our Growth Strategy.” In addition to customer feedback surveys, we also engage in direct mailing to our market members to provide them with information on our newly developed products and offer guidance for better utilization of our existing products and services. We also meet regularly with members to solicit their input about ISE’s performance in all areas. We believe our high level of customer service has been an important factor in our ability to maintain our leadership in an increasingly competitive market.

Strong, Seasoned and Innovative Management Team

Our strong and dedicated management team, led by two of our founders, David Krell, our President and Chief Executive Officer, and Gary Katz, our Chief Operating Officer, has significant experience in the options trading industry and in the technology sector. David Krell and Gary Katz have worked together continuously since 1986, when they were employed as Vice President and Managing Director, respectively, within the Options and Index Products division of NYSE. They and our other senior executives, including Daniel P. Friel, our Chief Information Officer, have worked together closely since 1999. In 2002, our management team was expanded by the addition of Ivers W. Riley, an internationally recognized expert on derivatives and former Chief Executive Officer of the Hong Kong Futures Exchange, as Chairman of our board. In March 2005, we complemented our management team with the addition of Thomas Ascher as Chief Strategy Officer to head our Corporate Initiatives group. Mr. Ascher has held various senior level positions and has worked in the derivatives industry for approximately 20 years.

We believe that our management team, by developing the first successful fully electronic options exchange in the United States, has demonstrated an ability to innovate, as well as to recognize and respond to market opportunities. Our management team has also successfully guided us in our initial phases despite significant competitive, regulatory and operational barriers to entry that any new securities exchange will encounter in the United States.

Our Growth Strategy

Growing Our Institutional Business by Adding Functionality that Creates New Demand and Competes with Floor-Based Exchanges for Existing Demand

We continue to develop trading enhancements and functionalities for institutional investors, a segment management believes is still underpenetrated by the options industry. Also, while the size of our quotes and the narrow spread between the bid and ask prices quoted on our exchange have attracted institutional order flow and encouraged increased institutional participation in the equity options market, we believe that a substantial segment of institutional order flow is executed on the trading floors of exchanges or is traded off exchange, i.e., over-the-counter. To date, we have been unable to capture meaningful volume in certain complex and large orders. However, with the launch of functionality designed to accommodate such trading, we believe we will be able to offer a lower cost and anonymous alternative to manual execution on the floor. Examples of such functionality include:

•	“Delta-Neutral” functionality, which is a practical application of insights from options theory, allowing investors to hedge a stock holding by trading the number of option contracts specified by the “delta” of the option (the theoretical amount that the option price will change in response to a change in the price of the underlying stock);

•	“Split block” pricing, which allows investors to trade larger orders between two quoted prices; and

•	A solicitation mechanism, which allows our members to cross orders.

These enhancements, along with other enhanced functionalities we have introduced, have contributed to increases in our volumes. The ADV associated with these enhanced functionalities has grown from approximately 13,000 contracts or 2% of our average daily equity and index options volume in the fourth quarter of 2002 to approximately 462,000 contracts or 27% in the fourth quarter of 2005.

As a registered national securities exchange, virtually all facets of our operations are subject to the SEC’s oversight, and we will be required to obtain SEC approval before introducing any new functionalities such as those described above. See “—Regulation.”

Enhancing Our Trading System to Remain at the Forefront of the Industry

Innovation in the fields of technology, market structure and trading strategies distinguishes our model and operations. In addition to our efforts to grow our institutional business discussed above, our strategic vision involves continued and aggressive investment in our electronic platform. We believe strategic opportunities will be presented to the options exchange best able to provide technical capacity to process dramatically increased electronic traffic and provide the most complete, full-featured market. Further, we believe that we are well-positioned to take advantage of this opportunity and intend to do so.

We believe that our markets have benefited from our ability to manage and upgrade our capacity, so that our market makers have been able to freely and continuously quote their listings without the friction that can result when processing capability cannot keep pace with quote traffic. The more friction that is caused by slow systems, the less willing market makers are to quote tight markets with large size. For example, CBOE, AMEX, PHLX, and PCX have adopted hybrid models, whereby they operate a physical trading floor in tandem with an electronic trading system, and a new all electronic exchange, BOX, has been established. As a result or the greater degree of automation, the quote traffic generated by each exchange is growing dramatically. As a result, our trading platform must process not only more internal quotes but also more quotes from all of the other exchanges. These developments have resulted in a dramatic increase in message traffic and demand for bandwidth capacity to process it. We believe that quote traffic will continue to increase and that maintaining adequate capacity to accommodate such traffic will be an important element of providing the best market. In the past, we have successfully upgraded our systems and capacity, even as the steady growth in both stock industry trade and quote traffic and options industry trade and quote traffic have dramatically increased. Most recently on September 27, 2005, our systems handled a record of approximately 86,000 messages a second, compared to a high of approximately 50,000 messages a second at the time of our initial public offering. We believe that we have developed expertise in reviewing, managing and upgrading our capacity in response to the dynamics of the market.

We intend to rely more and more on our in-house applications development team as we develop and implement other strategic enhancements to our trading systems. For example, we have implemented the ability to simultaneously trade combination orders that involve stock and options, one strategy called “Buy-Writes,” is an often used strategy used by both retail and institutional customers. We have a relationship with NYFIX Millennium, LLC, or NYFIX, by which NYFIX executes the equity portion of the stock-option combination transactions, such as the “Buy-Write” and “Delta-Neutral” orders discussed above. Another example is our spreads functionality, a product created by our development team that accounted for 7.0% of our volume in 2005. Our in-house applications development team, which has independently designed several of our products, including ISEspreads® and stock combined with options has acquired a depth of experience in writing applications for our operations. We are now developing internally a new front-end terminal, which would replace the existing CLICK Trade™ front-end terminal with proprietary technology. This new technology would use bandwidth capacity more efficiently, receiving only the information the user is seeking, rather than the quotes on all of the more than 88,000 options series that trade on our exchange. In addition to being far more efficient with bandwidth and thus more economical for our users, the new terminal will eventually be capable of supporting connectivity to other domestic and international markets. And since the terminal will be developed in-house, we should be able to respond quickly to customer functionality requests.

In addition, we and two other options exchanges have introduced a functionality referred to as “preferencing,” which permits order-entry firms (such as our Electronic Access Members, or EAMs) to direct order flow to certain market makers. A market maker that is so preferenced would receive an enhanced allocation in the trade resulting from a “preference” order. See “—Competition” for a discussion of “preferencing.”

Developing New Products and Diversifying Product Base

We intend to leverage both our infrastructure and software development capabilities to diversify our product lines and therefore our revenue base, in particular by competing for more volume in index options, an asset class that customarily has not been subject to competition.

For example, in 2003, we implemented the technological and regulatory foundation to trade index options, a product line in which we have recently started to compete. Our index trading strategy includes:

•	Licensing new index products—We have established relationships with several index providers, including Standard & Poor’s, Nasdaq, Frank Russell Co., FTSE, Morgan Stanley, as well as others. We currently license over 40 indexes from this group, if we listed options on all such indexes, would be the basis for potentially over 50 new products. We currently list options on eight of these indexes and intend to roll out additional products from this group upon appropriate market conditions and/or pending SEC approval.

•	Creating proprietary indexes—In September 2004, we began disseminating our first three proprietary indexes—ISE 50™, ISE 100®, and ISE 250™. These are broad-based indexes designed to track the performance of the most highly capitalized publicly traded companies in the United States. ISE 250™ Index generally includes the top 250 stocks listed on U.S. equity markets and ranked by market capitalization. ISE 50™ Index is a subset of ISE 250™ Index, comprising the top 50 stocks. ISE 100® contains the top 100 most actively traded equity option classes on ISE. The indexes are calculated and maintained by Standard & Poor’s based on a methodology we developed in consultation with Standard & Poor’s. In June 2005, we launched options on five proprietary sector indexes: ISE Gold™, ISE Semiconductors™, ISE-CCM Homeland Security™, ISE Oil and Gas Services™ and ISE Homebuilders™. In July 2005, we expanded our sector index offering with the launch of ISE SINdex™ Index, ISE Bio-Pharmaceuticals™ Index and ISE U.S. Regional Banks™ Index. On July 19, 2005, we launched options on ISE 250™ Index, our first broad based proprietary index and expanded this offering on July 25, 2005 with ISE 50™ Index and ISE 100® Index. In January 2006, we further expanded our proprietary sector index offering with the launch of ISE-CCM Alternative Energy™, ISE-CCM Nanotechnology™ and ISE-B&S Water™.

•	Seeking to end the license exclusivity that certain exchanges currently enjoy with respect to certain indexes—We have aggressively sought an end to exclusivity in certain indexes by demonstrating the benefits of multiple listing to index licensors. In 2004, we successfully brought an end to exclusivity in NASDAQ-100® Index, all Russell indexes (including Russell 1000® and 2000®), and S&P MidCap 400®. We currently list options on S&P MidCap 400®, the NASDAQ-100®, Mini NASDAQ-100®, Russell 1000® Index, Russell 2000® Index and Mini-Russell 2000® Index.

As part of our effort to offer more options to investors and increase competition, we have sought to end the practice of exclusive listing of options on certain exchange traded funds, or ETFs, a practice which was premised on the claim by index providers that exclusive licenses for use of the underlying ETF indexes in options creation and trading had been granted to certain options exchanges listing options on these ETFs. Pursuant to this effort:

•	On January 5, 2005, we announced our plans to list options on SPDRs®, an ETF commonly referred to as “Spiders.” On January 6, 2005, The McGraw-Hill Companies, or McGraw-Hill, the parent company of Standard & Poor’s, obtained a temporary restraining order from a federal court in the Southern District of New York barring us from listing options on SPDRs® without a license from McGraw-Hill for the use of, among other things, the S&P 500® Index and related trademarks. Effective as of January 10, 2005, we became party to a definitive five-year license agreement with McGraw-Hill authorizing us to list options on SPDRs®, and we, along with other options exchanges, began listing options of SPDRs®. We made a motion to dismiss McGraw-Hill’s complaint, arguing that an index provider does not have a protectable property right in an ETF that is based on its index, and therefore we were not required to obtain a license from the index provider to list options on that ETF.

•	In May 2005, we announced our plans to list options on DIAMONDS®, another ETF. Subsequent to our announcement, Dow Jones obtained a temporary restraining order barring us from listing options on DIAMONDS® without a license. Unlike SPDRs®, we did not enter into a license agreement with Dow Jones authorizing us to list options on DIAMONDS® during the litigation.

•	The SPDRs® and DIAMONDS® litigation were consolidated by court order into one matter, and a hearing was held on Dow Jones’ motion for a preliminary injunction. On September 1, 2005, the court issued an opinion and order granting our motion to dismiss McGraw-Hill’s complaint and denying Dow Jones’ motion for a preliminary injunction. On September 1, 2005 we listed options on DIAMONDS®. On September 6, 2005, we entered into a stipulation of dismissal with Dow Jones pursuant to which Dow Jones’ complaint was also dismissed in its entirety with prejudice. Dow Jones and McGraw-Hill have each filed an appeal with the U.S. Court of Appeals for the Second Circuit. We expect a decision from the appeals court sometime during 2006.

As a result of the dismissal of this litigation and denial of Dow Jones’ motion for a preliminary injunction, we and two additional option exchanges now list options on DIAMONDS® (which previously had been exclusively listed at the CBOE), and all six list options on SPDRs® (which previously had not been listed on any exchange), which represent a meaningful amount of new options volume. We have also listed options on other ETFs without a license where we believe there is sufficient member and investor interest to warrant adding them to our product offerings.

Lastly, we continue to explore opportunities in other asset classes where we believe we could add value. As part of this effort, we have joined the CTA/CQ Plans and the OTC/UTP Plan. The CTA/CQ Plans cover quotation and last sale information for stocks listed on NYSE and AMEX. The OTC/UTP Plan covers quotation and last sale information for Nasdaq stocks. We believe opportunities exist for us to add value and expand our offering by creating an exchange facility to electronically trade equity securities that capitalizes on the changes occurring in the equities market trading patterns and equity market structure. In addition, this would allow us to compete with other U.S. options exchanges that also have the ability to trade equities as well as compete against other larger trading venues.

Offering a Market Data Product Suite

Our operations generate significant volumes of raw market data. As do all of our competitors, we currently distribute this market data in return for a trade-based fee to the Options Price Reporting Authority, or OPRA, which consolidates it with data OPRA receives from other options exchanges and redistributes it to vendors and customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe that we can leverage our market data that we generate more profitably by analyzing, packaging and marketing it to market makers, broker-dealers, investors and institutions in new and different ways. For example, in 2002, we devised ISEE®, an index based on purchases of long calls and long puts that is designed to show how investors view stock prices. By collating the buying decisions of options investors, ISEE® may enable investors to gain a better understanding of marketplace trends, which can help refine investment decisions. In October 2005, we announced that we intend to offer an enhanced version of ISEE® in the first half of 2006 which would allow subscribers to identify bullish and bearish investor sentiment for nearly any issue traded on ISE, including ISE proprietary and licensed indexes. The enhanced sentiment offering will be available on-line to investors on a subscription basis, as well as through a broker marketing alliance program. In January 2006, we announced the launch of a historical market data offering in response to member and investor requests for information and market data to help improve trading efficiency. We will make our data, as well as the full OPRA daily trade and quote file available for use by both our members and our non-members in post-trade analysis and back-testing trading models. The two offerings for this data will include an annual subscription to a daily end-of-day file and the ability to make an ad-hoc request for data for specific trading days. We also announced we would provide access to depth of market data on a subscription basis, to provide transparency for investors beyond the best bid and offer by offering a consolidated view of tradable prices and liquidity. We intend to roll out a more enhanced and robust market data suite in 2006.

Selectively Pursuing Strategic Alliances and Acquisitions

We intend to selectively pursue acquisitions or enter into strategic alliances that will enable us to strengthen our current business, diversify our revenue stream, enter new markets and advance our technology. We may also pursue partnerships and commercial agreements to take advantage of potential changes in our industry. We view the use of strategic alliances and partnerships as a potentially cost-effective means for accessing overseas markets in options trading. Rather than launching stand-alone operations in those markets, we believe that partnering with well-established local exchanges will allow us to develop new revenue channels while avoiding the risks and significant investments in overhead and staff that a stand-alone operation may involve. We are presently exploring the possibility of creating order flow links with cooperating exchanges outside the United States and other strategies for broadening our product offerings.

Our Business

We have three classifications of members—Primary Market Makers, or PMMs, Competitive Market Makers, or CMMs, and EAMs—all of whom must be SEC-registered broker-dealers and otherwise qualified as “members” of our exchange (as defined in our amended and restated constitution and rules) to trade on our exchange. The following chart shows our member classifications:

Our listed options are divided into ten groups, known as bins. New options series are assigned to their respective bins by an allocation committee which consists of 13 individuals who are employees of EAMs and appointed to the committee by our CEO.

Order Flow and Ownership of Memberships

Market makers on all exchanges must trade in order to profit. Because they can quote at both the bid and ask prices simultaneously, market makers are also able to buy and sell simultaneously, profiting from the spread between the bid and ask prices. While market makers, with their obligations to quote, provide a market for other traders, they are in business to profit for themselves. In order to do so, they must be able to exploit the bid/ask spread by trading often and in significant volume. Thus, market makers depend on order flow to trade, profit and generally conduct their business. Order flow is essential to the business of market making, and market makers generally seek to trade on exchanges where order flow is greatest. The market maker exchange structure is based on the principle that market makers can be enlisted to provide markets in their options listings in return for the opportunity to profit from the bid/ask spread. Thus, the profit opportunity for the market maker arises from its trades against order flow rather than in its role in providing markets across several listings. Market makers could theoretically produce better profits if they were able to abandon their low volume listings for listings with robust order flow. The rules of ISE and other exchanges are intended to prevent this by allocating a mixture of high volume and low volume listings to market makers. The price of acquiring an exchange membership and the obligations associated with such membership represent the costs to the market maker of interacting with and trading against an exchange’s order flow.

For these reasons, we believe that market makers provide us with liquidity because of the EAM order flow that we attract. We do not believe ownership of equity interests in ISE constitutes a significant factor in the decisions of our members to direct order flow to our exchange. We believe that we attract order flow—both non-broker-dealer customer and broker-dealer order flow—due to the trading benefits of our exchange, including size of quotes, tightness of spreads, low cost, quality of trading platform, customer service, and anonymity.

PMMs and CMMs

PMMs are market makers with significant responsibilities, including oversight of the opening of trading in their assigned bins and continuous quoting in 100% of their assigned bins. PMMs are also responsible for ensuring that customer orders are executed at the best available price whether it is available on ISE or another options exchange and are responsible for maintaining linkages to other exchanges so that orders can be rerouted when necessary to capture the best price.

Each bin has one PMM and contains the stock options for which the PMM is responsible. In addition to maintaining quotations in the options in their assigned bins, PMMs may conduct a limited amount of trading (up to 10% of their quarterly contract volume) in options outside their bin. In order to become a PMM, a member must purchase or lease a Class B-1 membership.

CMMs are market makers who quote independently and add depth and liquidity to the market. Each CMM is required to provide continuous quotations in at least the lesser of 60% of the options in their assigned bin or 60 options classes. There may be up to 16 CMMs appointed to each of the ten bins on the exchange. In addition to providing quotations in the stock options in their assigned bins, CMMs may also conduct a limited amount of trading (up to 25% of their quarterly contract volume) in options outside their bin. Similar to the requirement that a member must purchase or lease a Class B-1 membership in order to become a PMM, a member must purchase or lease a Class B-2 membership in order to become a CMM.

PMMs and CMMs receive several benefits to reward them for ensuring liquidity in their designated bins. First, PMMs and CMMs have the right to submit quotes for both the bid and ask prices of a given option series, known as “two-sided quotes,” and have the capability through our powerful quotation system of updating multiple quotes in a single message transmission. PMMs and CMMs are not subject to any contractual or rule-based limits on trading within their specified bins, so market makers can theoretically trade in unlimited volume, so long as they quote the best price. In addition, the PMM and CMMs for a specified bin also have limited rights to trade options assigned to other bins. Because of the especially important role that they play in their designated bins, PMMs receive enhanced allocation rights over than other market participants quoting at the same price.

Most PMMs and CMMs are large, global financial institutions with significant capital bases and substantial trading experience. As of March 15, 2006, we had active 10 PMM and 147 CMM trading rights.

EAMs

The liquidity generated by PMMs and CMMs in each bin is absorbed or taken into the market through the participation of EAMs. EAMs are registered broker-dealers who may place orders for their own accounts and the accounts of institutional and retail investors, but may not submit quotations or otherwise make markets on our exchange. EAMs are permitted to trade in any bin and generate significant order flow. EAMs pay only an access fee and unlike PMMs and CMMs are not required to purchase Class B-1 or Class B-2 memberships. Our Class B-3 memberships are associated with the right to trade as an EAM on our exchange.

As of March 15, 2006, we had 133 EAMs.

Limitations on Operating and Owning Multiple Memberships

Broker-dealers may obtain more than one class of membership on our exchange. It is possible to be a PMM in one bin, trade as a CMM making markets in nine other bins and have an EAM membership as well to enter agency and proprietary orders in all options in all bins. The maximum percentage of PMMs or CMMs that any member can own or hold voting rights to is 20% of the authorized number of such memberships, or two PMMs and 32 CMMs. The maximum number of PMMs that any member can operate is one, though our board can waive this requirement under certain circumstances to allow a member to operate up to three PMMs. Currently three firms, Citigroup Derivatives Markets Inc., a subsidiary of Citigroup Inc., SLK-Hull Derivatives LLC, a subsidiary of Goldman, Sachs & Co., and Citadel Derivatives Group LLC each operate two PMMs. Similarly, the maximum number of CMMs that any member can operate is 10 (one per bin). Our rules prohibit our board from allowing a member to operate a third PMM membership if such an arrangement would violate the 20% ownership and voting limit discussed above. In essence, our board may approve the operation of a third PMM by a member through a lease arrangement where the lessor retains all the voting and ownership rights associated with that PMM.

Supported-Order Types

We currently offer the following types of orders.

•	Market order: an order to buy or sell a stated number of options contracts that is executed at the best price obtainable when the order reaches ISE.

•	Limit order: an order to buy or sell a stated number of options contracts at a specified price or better. There are two types of limit orders:

•	Non-marketable limit order: a limit order to buy or sell below or above the best offer/bid on ISE.

•	Marketable limit order: a limit order to buy/sell at or above/below the best offer/bid on ISE.

Limit orders can be modified as follows:

•	Fill-or-Kill order: a limit order that is to be executed in its entirety as soon as it is received and, if not so executed, treated as cancelled.

•	Immediate-or-Cancel order: a limit order that is to be executed in whole or in part upon receipt. Any portion not so executed is to be treated as cancelled.

•	All-or-None order: a limit or market order that is to be executed in its entirety or not at all.

•	Stop order: an order that becomes a market order when the stop price is reached. A stop order to buy is selected when the option is bid or trades on ISE at or above the specified stop price. A stop order to sell is selected when the option is offered or trades on ISE at or below the specified stop price.

•	Stop limit order: an order that becomes a limit order when the stop price is reached. A stop limit order to buy is selected when the option is bid or trades on ISE at or above the specified stop price. A stop limit order to sell becomes a sell limit order when the option is offered or trades on ISE at or below the specified stop price.

Execution

Features of ISE’s trading platform include:

•	Processing of Quotes or Orders. EAMs enter their orders through their computer terminals. Each order is routed to our central exchange system, which seeks to match it with orders and market maker quotes of appropriate size and price. The PMM and the CMMs for a given bin submit quotes for a given options series through an electronic interface. PMMs and CMMs from other bins may also submit orders on the same options series, subject to the limitations on outside trades described above. The system processes the best bid and ask prices from each of the market makers that have submitted quotes. These are integrated with orders entered by EAMs and market makers through their electronic terminals. Orders and market maker quotes are then matched in the central exchange system.

•	Intraexchange Competition. On ISE, bids and offers for a given options series may be made by up to 17 different market makers, which results in significant intraexchange competitive bidding.

•	Anonymity. On ISE, while quotes submitted by the market makers are processed and displayed electronically through our automated trading system, the identity of the market makers submitting quotes, as well as the identity of our EAMs submitting orders, is not disclosed to market participants, except in the case of directed orders, where the identity of the EAM submitting the order is revealed to the directed market maker. We believe that the tightening of spreads between bid and ask prices that the market has experienced since we launched our operations in 2000 is at least partly attributable to greater competition fostered by anonymous trading on ISE.

•	Execution of Block-Size Orders. ISE has three electronic mechanisms to help our members execute block-size transactions. The Block Mechanism allows a member to enter a block-size order for which it is seeking the other side, the Facilitation Mechanism allows a member to enter a block-size order with a counter order for the members’ own account, and the Solicited Order Mechanism allows a member to enter a block-size order with a counter order it has solicited from other parties. All of these mechanisms conduct electronic auctions by exposing orders to the marketplace for a specified period of time. During this exposure time, all members can electronically participate in the trades. We believe that these mechanisms are responsible for attracting additional trading volume to ISE.

Technology

We operate a fully electronic exchange for equity and index options. Orders and quotes are submitted electronically into an order book by multiple market maker and broker-dealer participants. Trades are executed automatically when orders and quotes match, and executions are automatically reported to our members, to The Options Clearing Corporation, or OCC, and to OPRA for dissemination to the public.

Allocation Algorithm

We have embedded an allocation algorithm in our trading system that has been specially designed for the electronic trading of options. Our algorithm manages trading in each individual options series so that all customer orders are executed before any orders submitted by market makers or broker-dealers trading for their own accounts. Following execution of all customer orders, market makers and broker-dealers are prioritized based on size, rather than time, and are allocated a portion of the trade proportionally to the size of their quote or order. Our bifurcated treatment of customer and broker-dealer orders enables us to attract significant volumes of customer order flow while also incentivizing market makers to quote significant size. The result has been depth and liquidity that has been unprecedented for an options exchange. Based upon average quoted size available at the NBBO in the 100 most-actively traded options listed on ISE in the twelve months ended December 31, 2005, our displayed quotes were larger on average than quotes for the same options series displayed on all other U.S. option exchanges. Other exchanges, however, are also adopting methodologies like ours.

Technology is fundamental to our overall business. We are committed to the ongoing development, maintenance and use of technology and to providing our members with technological solutions. We expensed $13.6 million on our technology during 2005, which constituted 17.9% of our total expenses, and capitalized $1.6 million.

Our technological initiatives are focused on continuing to leverage a mix of internally developed and externally obtained technology, leveraging technical infrastructure to support product diversification, and investing in capacity, reliability, flexibility and open and low-cost access to our trading system.

Three major components work in unison to power our technology environment.

Central Exchange System and Connectivity Options

Our central exchange system is the heart of our marketplace: processing quotes from market makers, receiving orders from EAMs, tracking activity in the underlying markets, executing trades in the matching engine and broadcasting trade details to participating members. Utilizing our telecommunications network with multiple links over diverse routes, the central exchange system also performs numerous other functions, including receiving market data feeds, reporting real-time trades and quotes to OPRA for dissemination to market data vendors, and transmitting a record of all trading activity to OCC for clearing and settlement purposes. Our central exchange system consists of multiple servers and uses clustered databases, providing reliability, configuration flexibility and scalability to handle high volumes of transactions.

Currently, we offer several ways for our members to connect to our central exchange system: (1) the CLICK Trade™ workstation, a Windows-based workstation product for entering orders and viewing market information, which is used by broker-dealers for order entry and management; (2) an open API that enables our members to develop their own proprietary trading applications or to purchase trading applications from third-party providers and connect those applications directly to our central exchange system to send orders and quotes and to receive trade information directly from us; and (3) an order routing interface that enables our members and order routing service bureaus to connect their order routing engines to our exchange to transmit orders and receive execution reports. Order routing service bureaus are independent firms that aggregate order flow from multiple sources and route it to ISE.

Members may order their own dedicated circuits to ISE, using their telecommunications carrier of choice. In addition, we maintain arrangements with specialized service providers that have high capacity circuits into ISE, offer bandwidth to firms seeking connectivity to ISE and also offer data services on a global scale. Members may also use their existing broadband Internet service to connect to ISE using a Virtual Private Network, or VPN, which enables our EAMs to establish a secure connection for routing orders over the Internet to ISE using encryption software. Finally, members can connect via order routing service bureaus using their own connections. To connect to ISE, order routing service bureaus must establish a direct connection to ISE. Order routing service bureaus are responsible for ordering and managing their own telecommunication lines to ISE.

Order Routing System

Our order routing system is a system that allows order routing firms to connect, submit orders and receive execution reports from our central exchange system in their preferred message formats and communications protocols. We offer a FIX-compliant order routing interface compliant with the Financial Information Exchange, or FIX, protocol, which is an open message standard that supports the real-time electronic exchange of securities transactions. In addition, members with a legacy order routing system, or ticket image based protocols, may utilize a protocol conversion facility provided by us. The software for the order routing system processes commonly used order-entry protocols, allowing members to connect to ISE without making system programming changes.

Surveillance System

The surveillance system, developed by our internal development team, is an automated system that monitors marketplace activity and alerts our surveillance staff to unusual trading activity and potential violations of ISE and SEC trading rules, based on pre-defined criteria. The system has a “drill down” capability that allows our surveillance staff to view transactional level information for research and analysis purposes. Because the operation is fully automated, data can be collected quickly. Massive amounts of data, up to 165 gigabytes, are processed daily and are deposited in our Market Data Repository, or MDR.

In addition, our recovery capability, technology management, and technology partnerships help to protect and maintain our technology environment.

Recovery Capability

All components of our technology infrastructure are duplicated across two sites. The primary site is located in downtown Manhattan in the City of New York and the back-up site is located in Jersey City, New Jersey. We have uninterruptible power supply, or UPS, and generator backup in both locations. Our aim in developing the recovery system has been to recover quickly from any failure and to continue to operate with minimal interruption. On August 31, 2005, a problem with a third party software product caused our members to lose connectivity and resulted in a market outage of approximately 30 minutes. While we cannot be certain that we will not experience market outages or periods of insufficient systems capacity in the future, we conduct ongoing quality assurance testing of application functionality as well as capacity testing and end-to-end testing of network and operational procedures. Our disaster recovery capabilities are tested at least twice a year and we evaluate our data centers and our backup and recovery needs on an ongoing basis.

Technology Management

While we have purchased or licensed certain software components related to the operation of our exchange and member connectivity to it, the 101 employees in our technology group develop, operate, maintain and enhance our technology, including licensed and purchased technology as well as the elements of our technology that we have built ourselves. For example, the enhanced functionality that supports surveillance, combination order execution, including “Buy-Writes,” and several market operations and system management tools were developed and implemented by our internal software development team. For both our own technology and the technology we have obtained from others we are responsible for computer and network operations, capacity planning, technology architecture design, security administration, network planning and design, project management, change management and technical support, quality assurance, systems administration, product development, including design, development, testing and user acceptance, customer support, integration, and a number of other functions relating to our technology and its infrastructure. We obtain product support for certain components from third parties, both software and hardware suppliers, which complement our internal support teams.

Technology Partners

All ISE market participants have their orders matched using exchange trading technology developed for ISE by us in collaboration with OMX (US) Inc., which we refer to, collectively with its affiliates, as OMX. OMX specializes in developing and supporting software for electronic exchanges and has delivered electronic trading systems to a number of international exchanges and clearing houses.

Our central exchange system is an enhanced version of OMX’s standard trading software platform, modified to include functionality we designed to accommodate the complexities of options trading strategies and U.S. securities regulations. OMX also worked with us to modify CLICK Trade™, a trader workstation product for entering orders and viewing market information, to include our proprietary technology. The CLICK Trade™ application, used primarily by EAMs, and CLICK Trade™ “Lite,” a low volume version of CLICK Trade™, access ISE markets over a dedicated telecommunications line or over the Internet using a VPN which offers a comparable level of security. These workstations provide traders with direct access to ISE’s posted prices and also receive continuous market updates from the central exchange system throughout the trading day. We sublicense the CLICK Trade™ product to our members.

We currently have two main contracts, the Delivery and License Agreement, or DLA, and the Support Agreement with OMX. Under the DLA, which was entered into on March 18, 1998, OMX granted to us certain licenses to use its CLICK™ Exchange software and its CLICK Trade™ application. Under the DLA, OMX also allowed us to grant sublicenses to our members to use the CLICK Trade™ application. ISE and OMX expanded the scope of the DLA in 2003 to grant us a broadened license for additional products and territories. The scope of our license allows us to use the CLICK™ trading platform in the United States for equities products based on cash and derivatives, as well as for derivatives on fixed income, currency and commodities. The term of the licenses to the software product is 99 years from March 18, 1998, subject to early termination in the event of

(1) willful or grossly negligent material breach of the license terms, that require among other things, maintaining confidentiality, executing the software solely on licensed operating systems, not reverse engineering the software, and keeping a record of all sublicenses; and (2) breach of material obligations, including payment obligations continuing for 30 days and other breaches continuing for 90 days. In the event of termination, we are required to return OMX’s platform and software and all documentation and to pay substantial liquidated damages.

The Support Agreement, first entered into concurrently with the DLA, has been superseded by the Support Agreement that was renegotiated and entered into on December 23, 2003. Under this agreement, OMX is obligated to provide us with customer service and support with respect to our use and operation of the software that OMX licensed and adapted pursuant to the DLA. OMX is further obligated to develop and deliver releases or enhancements to such software. The Support Agreement also requires OMX to place into escrow the latest source code and the complete documentation of the current version of the licensed software. The Support Agreement is in force for seven years, subject to early termination by either party. The agreement is automatically terminated if the DLA or the license to the software products granted under the DLA is terminated. In addition, we have the right to terminate the Support Agreement without cause, subject to certain minimum notice requirements, or in such cases as the failure of OMX to perform its material obligations for 30 days. OMX is entitled to terminate the Support Agreement if we fail to perform any of our material obligations thereunder, such as a default of payment that continues for 30 days. While the Support Agreement is not automatically renewed at the end of its term, it may be renewed by the parties’ agreement.

Relationship with OCC

At the time that we commenced operating the exchange business in 2000, we obtained a one-fifth interest in OCC for an aggregate price of approximately $1.0 million. OCC is a counterparty for all options contracts traded on ISE and other U.S. securities exchanges, representing substantially all of the exchange listed options contracts traded in the United States. OCC issues and guarantees substantially all of these. In the absence of being either a SEC-registered exchange or a facility of a SEC- registered exchange, a trading venue will not be eligible to clear trades through OCC. We transmit to OCC a record of all trading activity for clearing and settlement purposes via our central exchange system, using our telecommunications network. Our OCC ownership is not a source of dividend income to us.

As a result of our ownership, we have a representative on the board of OCC. CBOE, AMEX, PCX and PHLX share ownership of OCC with us in equal proportions. Our acquisition of interest was made in accordance with then-existing OCC rules, which required at the time that each exchange trading options cleared through OCC acquire a pro rata interest in OCC. We endorsed and adopted the Stockholders Agreement and the Restated Participant Exchange Agreement and filed the rules of ISE permitting options trading. We received in return an OCC stock certificate representing 5,000 shares of OCC Class A common stock and an OCC stock certificate representing 5,000 shares of OCC Class B, Series 5 Common Stock. OCC made a rule filing with the SEC as to the purchase price for these shares, which the SEC approved. Since the acquisition of our one-fifth interest in OCC, OCC has modified its rules to require any new exchange seeking to clear options through OCC in the future to only acquire preferred stock, and therefore any new OCC stockholders will not obtain ownership rights in OCC equivalent to ours.

Intellectual Property

Patents

Our central exchange system is an enhanced version of OMX’s CLICK™ Exchange platform, which has been modified to accommodate the complexities of options trading strategies and U.S. securities regulations. As of December 31, 2004, we have rights to three U.S. patents that relate to certain aspects of our central exchange system, titled (1) automated exchange for trading derivative securities, (2) automated exchange for matching bids between a party and a counterparty based on a relationship between the counterparty and the exchange and

(3) method and apparatus for setting a price for a security on an automated exchange based on a comparison of prices on other exchanges. These are U.S. Patent Nos. 6,618,707; 6,405,180; and 6,377,940, respectively. In addition, we have rights to four pending patent applications in the United States.

Under the DLA and subsequent agreements, we own the right to exploit these patents and patent applications within the United States. OMX owns the world-wide rights to the technology covered by these patents and patent applications outside the United States, and it also enjoys certain exclusive rights under them within the United States. Pursuant to this arrangement, we have the right to grant sublicenses under these patents and patent applications to our customers and vendors for the purpose of conducting business with us. We also have the right to file actions for infringement against registered national securities exchanges trading stock options and stock index options in the United States.

When appropriate, we sub-license the CLICK Trade™ product to our members under agreements with OMX but do not disclose the specifications of OMX’s proprietary technology.

Trademarks

We own or have licensed rights to the product names, trade names and trademarks that we use in conjunction with our services. International Securities Exchange®, our globe logo design, ISE®, ISEline®, Shoptions®, ISElink®, ISEspreads®, ISE Sentiment Index®, ISEE®, Cheaper Faster Better®, ISE 100®, PMM®, Circuits®, ISEmine®, Inside ISE®, EAM® and ISE 250®, are our registered U.S. trademarks or service marks. We also have filed applications to register trademarks in the United States that are currently pending, including, among others, PrecISE Trade™, PrecISE Trade logo design™, CMM™, ISE 50™, ISE SINdex™, ISE Bio-Pharmaceuticals™, ISE U.S. Regional Banks™, ISE Gold™, ISE Oil and Gas Services™, ISE Integrated Oil and Gas™, ISE Semiconductors™, ISE Homebuilders™, ISE-CCM Homeland Security™, ISE-CCM Alternative Energy™, ISE-CCM Nanotechnology™ and ISE-B&S Water™. Each of the ISE-CCM Homeland Security™ Index, the ISE-CCM Alternative Energy™ Index and the ISE-CCM Nanotechnology™ Index were jointly developed by ISE and Cronus Capital Markets, Inc., or CCM. CCM, an independent and privately owned capital market research and consulting firm, provides specific research and support for the indexes. The ISE-B&S Water™ Index was jointly developed by ISE and Boenning and Scattergood, Inc., or B&S. B&S, an independent investment firm, provides specific research and support for the index. We have also filed community trademark applications to register some of our trademarks in all of the countries of the European Union, including, among others, our globe logo design, ISE®, ISE 50™, ISE 100® and ISE 250®.

CLICK™, CLICK XT™ and CLICK Trade™, NASDAQ-100®, Mini NASDAQ-100®, FTSE®, FTSE 100®, Mini FTSE 100®, Micro FTSE 100®, FTSE 250®, Mini FTSE 250®, Micro FTSE 250®, NYSE US 100 Index®, NYSE International 100 Index®, NYSE World Leaders Index®, NYSE TMT Index®, Russell 1000®, Russell 2000®, Russell 3000®, Mini Russell 2000®, Standard & Poor’s Depositary Receipts®, SPDRs®, S&P MidCap 400®, S&P SmallCap 600®, S&P 500®, NASDAQ Composite®, Dow Jones Industrial AverageSM, DIAMONDS®, LEAPS®, Sunfire® and other trade names, service marks, trademarks and registered trademarks that are not proprietary to us, are the property of their respective owners.

DIAMONDS® is a registered trademark of Dow Jones & Company, Inc., or Dow Jones, for securities issued by the Diamonds® Trust, Series 1 and has been licensed for use for certain purposes by Dow Jones to PDR Services Corporation, or PDR, and the AMEX pursuant to a license agreement with Dow Jones. DIAMONDS® and options which have DIAMONDS® as their sole underlying interest, or DIAMONDS® Options, are not sponsored, endorsed, sold or promoted by Dow Jones. Dow Jones, PDR, and Amex have not licensed or authorized ISE to (i) engage in the creation, listing, provision of a market for trading, marketing, and promotion of DIAMONDS Options or (ii) to use and refer to the DIAMONDS® trademark in connection with the listing, provision of a market for trading, marketing, and promotion of DIAMONDS Options or with making disclosures concerning DIAMONDS Options under any applicable federal or state laws, rules or regulations, and do not sponsor, endorse, or promote such activity by ISE. ISE is not affiliated in any manner with Dow Jones, PDR or AMEX.

Marketing and Advertising

Our marketing strategy is designed to promote new and existing products, promote the highest level of service available to derivatives market participants, enhance the industry’s perception of us as offering the highest level of customer service and operational reliability and establish affiliations with local players in overseas markets. Our marketing division consists of 11 dedicated professionals who deal with all aspects of managing our brand, customer education, business development, member relations and new product initiatives.

Since our inception we have sought to position ourselves within our industry as the more perfect options trading marketplace where customers, market makers and broker-dealers enjoy the benefits of deep, liquid markets, tight spreads and lower costs. We have implemented a broad range of marketing initiatives in furtherance of these objectives. Our current marketing activities include branding, advertising in print and outdoor media and direct mail, direct interaction with market makers through events we organize and maintenance of a corporate website. Our marketing campaign, which features several advertisements that have received awards by the Financial Communication Society, has been targeted primarily at traders and other decision makers within the financial community who control order flow.

Competition

Our business is intensely competitive and we expect competition to continue to intensify. We compete on the basis of several factors, including the following:

•	liquidity, both the number and range of buy orders and sell orders;

•	transaction execution costs;

•	transparency;

•	speed of execution;

•	quality of technology, including ease of use, connectivity, scalability, security and recovery capability; and

•	customer service.

We compete with a number of registered national securities exchanges and may compete with other exchanges or other trading venues in the future. CBOE, AMEX, PCX, PHLX, and BOX are our direct competitors. We compete with these exchanges in the areas of options, products, market data service, order flow links, quality of customer service and technology.

There also have been several developments involving consolidations and alliances in the securities marketplace:

•	In the summer of 2005, Merrill Lynch & Co., Citadel Investment Group, LLC, Morgan Stanley & Co. Incorporated, UBS Securities LLC, Credit Suisse First Boston LLC and Citigroup Derivative Markets Inc. acquired in the aggregate an almost 50% equity stake in PHLX, with provisions that allow for each firm to obtain additional equity stakes based on specific performance criteria.

•	In July 2005, the Boston Stock Exchange, Inc., or BSE, received approval from the SEC to transfer a portion of its ownership interest in BOX.

•	On December 8, 2005, Nasdaq acquired Instinet Group Incorporated’s subsidiary, INET ECN. Also, on August 25, 2005, Nasdaq announced that it would begin to offer customers connectivity and routing to options exchanges in the first quarter of 2006, and on January 16, 2006, the SEC approved Nasdaq as a national securities exchange and SRO.

•	On March 7, 2006, NYSE and Archipelago Holdings, Inc. merged to create NYSE Group, Inc. As a result of the merger, NYSE Group acquired PCX, one of our competitors.

Consolidations and alliances among our current competitors may create larger liquidity pools than we offer. The resulting larger liquidity pools may attract orders away from us, leading to a decline in our trading volumes and liquidity which would lead to decreased revenues. In addition, consolidations or alliances among our current competitors may achieve cost reductions or other increases in efficiency, which may allow them to offer better prices or services than we do. At this time, it is unclear what effect, if any, these consolidations and alliances will ultimately have upon the competitive landscape of the options industry if exchanges become part of larger, well-capitalized organizations.

We face many challenges in competing with other exchanges. All current competitors, with the exception of BOX which is fully electronic, offer a hybrid trading environment that combines electronic trading and a physical trading floor. Operating an exchange that accommodates floor-based executions may give a limited advantage over our fully electronic exchange in the execution of certain large orders. Since traders can meet on the floor and talk to each other, they may be better able to negotiate and customize larger trades in person than through a fully electronic exchange like ours.

As all of the exchanges operate some form of an electronic trading system, certain qualities of our market have become more common at other options exchanges. For example, the bid/ask spreads of other exchanges, with the exception of AMEX, are now similar to the narrow bid/ask spreads of our exchange. As other options exchanges improve their market quality to reflect ours, commoditization of electronic trading in the options industry may begin which could lead to an increase in price competition.

In addition, we face certain obstacles in entering the index options business, which we have identified as a key strategic objective. Many index options are exclusively traded on CBOE and other options exchanges under exclusive or preferential contracts signed with firms whose names back many popular indexes. We have begun trading certain non-exclusive index options and our own line of index options products. Currently, we cannot trade the more actively traded index options as these products are exclusively licensed to other options exchanges. We have filed a rule-making petition with the SEC requesting the regulatory agency to use its authority to eliminate the exclusive listing of index options. We do not believe we will earn significant revenues from index trading until the exclusive licenses end or available indexes gain in volume. We have successfully brought an end to the exclusive listings of options on certain ETFs, however, such as SPDRs® and DIAMONDS®, and were instrumental in causing the listing of options on SPDRs®, which had not previously been listed on any exchange.

Our greatest competitive challenges lie in drawing broker-dealers to route options orders to our exchange instead of our competitors’ markets. The exchanges generally are not unique in the equity options they offer, as all actively traded options on single stocks are cross-listed on multiple exchanges. Further, in addition to the entry of BOX as a fully electronic exchange, all of the other options exchanges now operate a hybrid model, pursuant to which operate an electronic trading system in tandem with a physical trading floor. This has enabled those exchanges to reduce floor staff and overhead. Further, market makers on such exchanges now stream quotes from remote locations. A number of our competitors are also seeking to implement proprietary terminals that would compete with our CLICK™ system on institutional trading desks. As the opportunities for electronic trading have increased across all options exchanges, our market makers have broadened their market making “footprint” by spreading their electronic trading activity across multiple exchanges. This trend may reduce any competitive advantages we have as a result of our electronic trading capability in drawing order-flow providers to our exchange.

One competitive tool to attract order flow from broker-dealers has been payment for order flow. We administer a payment for order flow program, as do our competitors. We and two other exchanges have also introduced a functionality referred to as preferencing, which permits order-entry firms (the equivalent of our EAMs) to direct their order flow to certain market makers that receive an enhanced allocation. In many instances, preferencing is associated with payment for order flow arrangements. The SEC, while not banning the payment for order flow practices, has stated in a 2004 concept release that receiving payments for orders may create a conflict of interest between a broker’s duty to obtain best execution for their customers’ orders and a broker’s own interest in increasing profits. If the SEC determined to restrict payment for order flow or preferencing in the future, all of the options exchanges, including us, likely would be affected. See “—Regulation—Potential Regulatory Developments.”

While preferencing may attract order flow to the ISE, it may also reduce the value attributable to our Class B-1 memberships (which are held by our PMMs). PMMs are guaranteed to receive a minimum percentage of incoming orders that are allocated among other market maker quotes and non-customer orders at the same price as the PMM. The PMM is also given preference over other market makers and non-customers orders for execution of small orders but only when the PMM is quoting at the best price. These guarantees are overridden if the order is preferenced to another market maker.

Price competition will likely intensify, both in terms of fees for use of the exchange and the pricing practices to attract order flow. The pricing model for trade execution for equity options is currently undergoing change in response to competitive market conditions. While our transaction fees are among the lowest in the industry, other competitors may lower their transaction fees, reducing our competitive advantage or pressuring us to reduce our fees significantly to remain competitive. Recently, for example, CBOE reduced transaction fees for market makers and for specialists, as well as increased the rebate for specialists for linkage fees.

In addition to lower transaction fees than our hybrid competitors, limited opportunities to trade in penny increments has been introduced in our market and by our competitors. Although experience to date with trading in penny increments is not conclusive, we believe that any significant movement toward trading in penny increments will chiefly benefit investors with small orders and may present a disadvantage to other investors who may be forced to execute large trades over a range of different prices. See “—Regulation—Potential Regulatory Developments.”

Issues Confronting the Options Industry

Payment for Order Flow

Exchanges generate much of their revenue from order flow and thus aim to attract that order flow. However, as SROs, they are simultaneously obligated to enforce their rules with respect to members who may violate the duty of best execution by failing to obtain the best available price for their customer’s orders. While we believe payment for order flow raises concerns, we have adopted the practice in order to remain competitive with other exchanges for order flow in the options market, which has been and continues to be dominated by retail investors. See “—Regulation—Potential Regulatory Developments.”

Through our payment for order flow program, we assess fees to our PMMs and CMMs and at the direction of our PMMs, we administer payments to some EAMs. During 2005, we collected on average $8.6 million per month and distributed $6.5 million per month in payments to EAMs. Any unused funds are returned to the contributing PMMs and CMMs on a pro rata basis. In December 2005, we amended our payment for order flow program to accommodate the introduction of preferencing. Under the newly amended proposal, we establish a separate pool of funds for each preferenced market maker that participates in the program. That is, when a market maker is preferenced on an order, any payment for order flow fee that is collected in connection with the execution of that order will be placed into the preferenced market maker’s pool, with payment administered by the preferenced market maker. If no market maker is preferenced on the order, any payment for order flow fee that is collected in connection with the execution of that order will continue to be placed into the single pool of funds for that trading bin, with payment administered by the PMM. This amendment to our payment for order flow program is similar to an amendment recently made by PHLX to its program.

Participation of Institutional Investors

Another development in the options trading industry is the evolving role of institutions. In the past, the expense and illiquidity of the options markets discouraged institutional participation. However, with increases in liquidity, institutional interest and participation in the market has increased. Only a few years ago, quotes were made without specifying the size of the quote to the entire market, and market makers routinely offered different quotes to customers, market makers and broker-dealers. Due in part to our requirement that every quote also specify the size of the quote and that quotes be “firm” for the same size for all participants and to the adoption of an SEC rule requiring options quotes to be firm (although allowing market makers to offer lesser size to broker-dealers than they offer to customers), the market has become more liquid and transparent, offering deeper, more reliable and straightforward price quotations. With increased liquidity and transparency, achieved by reporting bid and offer prices, along with the consolidated number of contracts available at those prices to the entire market, contract trading volume of equity and index options has increased substantially in the past five years, growing from an industry ADV of approximately 2.0 million contracts in 1999 to approximately 6.0 million contracts in 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Trading in Penny Increments

The equity and index options markets currently quote in 5- and 10-cent increments. There continues to be discussion by industry observers of the possibility of migrating options to quote and trade in penny increments as they currently do in the equities marketplace. There have been increasing actions to support these observations—if not quoting in pennies, then at least allowing trading in pennies. For example, BOX in 2004 and we in 2005 introduced functionality that allows broker-dealers to trade orders in pennies as long as the price improves upon the NBBO. CBOE received approval for a similar proposal on February 3, 2006. AMEX has a pending proposal with the SEC that would allow its members to trade in penny increments in certain circumstances. Additionally, we have a pending proposal with the SEC that would permit all legs of an options-only complex order to be executed in penny increments. PCX announced in June 2005 its intention to seek approval from the SEC to begin quoting and trading all listed options in penny increments. We also continue to contemplate adding functionality that would allow additional trading in pennies. Trading in penny increments might benefit investors with small orders because they might receive more favorable prices; however, penny trading may also lead to decreased liquidity for large size orders and decreased market makers’ profitability. Decreased market makers’ profitability could lead to pricing pressures on exchanges. Additionally, penny trading could lead to increased costs across the industry to upgrade broker-dealer, exchange and market data provider systems to handle increased quote traffic. Overall, we believe moving to penny increments for all quotes and trades could have a negative effect on the options industry and our business. On February 9, 2006, we and certain of our members sent a private letter to the Chairman of the SEC regarding trading and quoting in penny increments.

Regulation

Federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws. The second tier consists of SROs, which are non-governmental entities that must register with, and are regulated by, the SEC. We are an SRO, registered under Section 6 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as a “national securities exchange,” and are subject to oversight by the SEC.

SROs in the securities industry are an essential component of the regulatory scheme of the Exchange Act for providing fair and orderly markets and protecting investors. To be registered as a national securities exchange, exchanges must successfully undergo a rigorous application and review process with the SEC before beginning operations. Among other things, the SEC must determine that the exchange is organized, and has the capacity, to carry out the purposes of the Exchange Act and can comply, and, as an SRO, can enforce compliance by its members and persons associated with its members, with the provisions of the Exchange Act, the rules and regulations thereunder and the rules of the exchange. Although we were founded in September 1997 for the purpose of developing the first all-electronic options exchange in the United States, we did not obtain SEC approval to begin operations until February 2000. Prior to our approval for registration, the SEC had not approved the registration of a national securities exchange since 1973.

In general, an SRO is responsible for regulating its members through the adoption and enforcement of rules governing the business conduct of its members. The rules of the exchange must also assure fair representation of its members in the selection of its directors and administration of its affairs, and, among other things, provide that one or more directors be representative of issuers and investors and not be associated with a member of the exchange or with a broker or dealer. Additionally, the rules of the exchange must be adequate to ensure fair dealing and to protect investors, and may not impose any burden on competition not necessary or appropriate in furtherance of the purposes of the Exchange Act. While these requirements are generally intended to safeguard the integrity of securities markets and the interests of public market participants, they do not take into account or otherwise protect the interests of the exchange’s stockholders.

As a registered national securities exchange, virtually all facets of our operation are subject to the SEC’s oversight, as prescribed by the Exchange Act. The Exchange Act and the rules thereunder impose on us many regulatory and operational responsibilities, including the day-to-day responsibilities for market and broker-dealer oversight. We are also subject to periodic and special examinations by the SEC. Furthermore, as an SRO, we are potentially subject to regulatory or legal action by the SEC or other interested parties at any time in connection with alleged regulatory violations. The SEC also has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our designation as a registered securities exchange or the registration of any of our officers or employees who violate applicable laws or regulations.

We have been subject to a number of routine reviews and inspections by the SEC since we began operations. On October 19, 2004, we received an inspection report and findings, which we refer to as the Report, from the SEC’s Office of Compliance Inspections and Examinations, or OCIE. The SEC authorized OCIE to send the Report to us. The Report concerned our regulatory program relating to the “locked and crossed markets” and “trade through” provisions of the Options Intermarket Linkage Plan, or the Linkage Plan. A market may either be “locked” or “crossed”: a “locked” market refers to a situation in which the bid in one market is equal to the offer on another market; a “crossed” market refers to a situation in which a bid in one market is greater than the offer on another market. A “trade through” refers to the execution of a trade in our market at a price that is inferior to the best available price on another market. The Report identified several matters regarding the implementation of our obligations under the Linkage Plan with respect to which OCIE recommended that we take remedial action. Specifically, the Report recommended that ISE immediately develop a surveillance program to determine when its members fail to avoid disseminating quotations that result in the creation of locked or crossed markets, and institute appropriate disciplinary action against those members responsible for violations. In addition, the Report recommended that we submit to the SEC for review a revised definition of what constitutes a “pattern or practice” of trade-throughs, which is already specifically prohibited by our rules. The Report also recommended that we take disciplinary action if our members fail to avoid locking or crossing the market.

We have implemented all of the specific enhancements to our regulatory program that the Report recommended. We also have agreed with the SEC staff that we will work with them to develop a new definition of what constitutes a “pattern or practice” of trade-throughs. However, we and the SEC staff have a materially different view of our regulatory obligations regarding locked and crossed markets and trade throughs under the Linkage Plan. Our continuing disagreements with the SEC staff regarding locked and crossed markets and trade throughs predate the issuance of the Report. We began discussing these issues with the SEC staff in the second quarter of 2003. We believe that the Linkage Plan does not, and was not intended to, create an obligation on us (or any of the other options exchange participants in the Linkage Plan) to discipline an exchange member who fails to avoid locked markets when such member has otherwise fulfilled its obligation to unlock the market or properly direct orders to the trade against the quote that the member locks. The SEC staff believes that our interpretation of the Linkage Plan is inconsistent with the Linkage Plan’s language. The SEC staff informs us that it believes that exchange participants have the obligation to ensure that locked markets are not disseminated based upon the Linkage Plan, which states that the participants agree that the dissemination of locked and crossed markets shall be avoided. We understand that the SEC staff believes that we have an obligation to surveil in an effort to ensure that the dissemination of locked or crossed markets is avoided and to institute appropriate disciplinary action against any of our members responsible for such violations. In contrast, nevertheless, we believe that we have properly implemented the Linkage Plan provision by adopting rules, all of which were approved by the SEC, that require our members to take certain remedial action if they do lock or cross the market. Accordingly, we do not intend to adopt the recommendation that we take regulatory action if our members fail to avoid locking or crossing the market, as we believe market makers should be able to disseminate their best possible prices to the investing public. We also continue to disagree with the SEC staff regarding the application of the trade through rule to all trades executed on our market, including trades involving proprietary orders of broker-dealers and trades executed in the block trade and facilitation mechanisms. We also believe that implementation of the SEC staff’s recommendation could have a serious adverse effect on the options market overall and to the investing public. Specifically, if implemented, our market makers—and we believe, market makers on other exchanges—would not always be able to disseminate their best possible prices to the investing public. However, if we are required by the SEC to adopt rules disciplining our members for failures to avoid locked and crossed markets, we do not believe that these rules would have a material effect on our business, primarily because all of the other options exchanges will be subject to the same restriction as we are and there will be no competitive disadvantage to us. We also continue to disagree with the SEC staff regarding the application of the trade through rule to all trades executed on our market, including trades involving proprietary orders of broker-dealers.

To date, we have not received any other reports regarding any other SEC inspections. To the extent such actions or reviews and inspections result in regulatory or other changes, we may be required to modify the manner in which we conduct our business, which may adversely affect our business.

In November 2004, the SEC proposed corporate governance, transparency, oversight and ownership rules for SROs akin to standards required of public companies under the Sarbanes-Oxley Act of 2002. The SEC also issued a concept release examining the efficacy of self-regulation by SROs. See “—Potential Regulatory Developments” for a discussion of these proposals and the concept release.

Additionally, effective as of August 19, 2004, securities listed on our exchange became “covered securities” for purposes of Section 18 of the Securities Act. Section 18 of the Securities Act exempts from state registration requirements securities listed on certain “named markets” and other “covered securities” listed on any national securities exchange determined by the SEC to have substantially similar listing standards to those named markets.

Proposed Reorganization

Assuming that we receive SEC approval and that certain other conditions are satisfied, we intend to reorganize into a holding company structure. It is currently contemplated that we will merge into International Securities Exchange, LLC, or ISE LLC, a wholly owned subsidiary of International Securities Holdings, Inc., or ISE Holdings. As a result of this merger, our shares of Class A common stock will be converted into shares of common stock of ISE Holdings, and our shares of Class B common stock will be converted into trading and voting rights granted under ISE LLC’s operating agreement. ISE Holdings will operate as a holding company, while ISE LLC will conduct the business and operations of our exchange. ISE LLC, as our successor, will be a “national securities exchange” registered under Section 6 of the Exchange Act.

If we complete our reorganization as proposed, certain aspects of ISE Holdings may be subject to SEC oversight, including certain ownership and voting restrictions on its stockholders. The focus of the SEC’s regulation of ISE Holdings will be to assure adequate representation of members and public market participants in the governance of our exchange, as well as to ensure that our exchange can satisfy its regulatory responsibilities under the Exchange Act. Furthermore, if we complete our proposed reorganization, the SEC will require that ISE Holdings give due regard to the preservation of the independence of the self-regulatory function of our options exchange and to its obligations to investors and the general public. The SEC will also require that we not take any actions which would interfere with the effectuation of any decisions by the board of directors of our exchange relating to its regulatory functions or the structure of the market that it regulates or that would interfere with the ability of our exchange to carry out its responsibilities under the Exchange Act. To the extent that ISE Holdings business activities involve or relate to our exchange, the officers and directors of ISE Holdings may be deemed to be officers and directors of the exchange for purposes of and subject to oversight under the federal securities laws. Accordingly, the SEC may exercise direct supervision and disciplinary authority over certain ISE Holdings activities, and those activities may be subject to SEC approval and, in some cases, public notice and comment.

We are also subject to the record keeping requirements of Section 17 of the Exchange Act, including the requirement pursuant to Section 17(b) of the Exchange Act to make available to the SEC for examination certain records. If we complete our proposed reorganization, ISE Holdings may also be subject to similar access to records requirements imposed by the Exchange Act.

Section 19 of the Exchange Act also provides that we must submit proposed changes to any of our rules, practices and procedures, including revisions of our certificate of incorporation and constitution, to the SEC. The SEC will typically publish the proposal for public comment, following which the SEC may approve or disapprove the proposal, as it deems appropriate. The SEC’s action is designed to ensure that our rules and procedures are consistent with the Exchange Act and the rules and regulations under the Exchange Act.

Regulatory Responsibilities

Section 17(d) of the Exchange Act and the related Exchange Act rules permit SROs to allocate certain regulatory responsibilities to avoid duplicative oversight and regulation. Under Exchange Act Rule 17d-1, the SEC designates one SRO to be the Designated Examining Authority, or DEA, for each broker-dealer that is a member of more than one SRO. The DEA is responsible for the financial aspects of that broker-dealer’s regulatory oversight. We require that all of our members also be members of at least one other SRO, and we are not designated as the DEA for any of our members.

Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, approved by the SEC with respect to enforcement of common rules relating to common members. All of the options exchanges, NASD, Inc., or NASD, and NYSE have entered into the Options Sales Practices Agreement, a Rule 17d-2 agreement. Under the Options Sales Practices Agreement, each exchange, including us, is allocated a portion of its members for which it is responsible for enforcing rules related to options sales practices. We are relieved of regulatory responsibility for members allocated to other SROs. We have reallocated all of the members allocated to us to NASD under the Options Sale Practices Agreement. The participants have agreed to amend the agreement in a manner that will result in ISE not being allocated any firms in the future.

For those regulatory responsibilities that fall outside the scope of any Rule 17d-2 agreement, we retain full regulatory responsibility under the Exchange Act. We perform most of those functions internally. However, we have entered into a Regulatory Services Agreement with NASD, pursuant to which NASD Regulation personnel operate as agents for us in performing certain of these functions. In all such cases, we supervise NASD Regulation and continue to bear ultimate regulatory responsibility. Our ability to rely on NASD personnel for assistance with these regulatory functions and services has allowed us to avoid what would otherwise have been necessary increases in related staff and overhead.

Surveillance

As an SRO, we engage in extensive regulation and monitoring of our members as well as trading activities in order to ensure market integrity. We believe our exchange is exceptionally well-regulated, which is vital to attracting and retaining the participation of market makers, broker-dealers and institutional and retail investors.

We expend considerable time, financial resources and effort to ensure that our internal rules and regulations conform to regulatory “best practices” within the securities exchange industry and within the regulatory regime overseen by the SEC, our primary regulator. In order to support our efforts and those of our market participants to comply with applicable law and our own exchange rules, we have developed our own automated market surveillance system to monitor market activity on our exchange. This system is flexible and can be easily modified or expanded to analyze market activity based on a wide variety of parameters. We believe that the system represents the state-of-the-art within the options exchange industry.

We operate the surveillance system and are responsible for conducting all aspects of the daily surveillance of trading and market activities, including among other things, monitoring trading on the exchange, reviewing trading alerts and reports, and conducting investigations into potential violations of our rules and federal securities laws. Our automated system produces alerts established by pre-defined criteria and ad hoc reports, and these alerts and reports are analyzed by a staff of 11 full-time highly trained professionals whose sole function is to review market surveillance data. Our legal staff, augmented by NASD staff, provides any necessary legal support for surveillance matters. Our legal staff consists of individuals who are recognized within our industry as leading experts in market regulation matters. In addition to conducting automated surveillance, we also engage in traditional surveillance activities, including routine information barrier compliance checks.

As part of the self-regulatory process, disciplinary matters, other than minor matters covered by our Minor Rule Violation Plan, are reviewed by our Business Conduct Committee, on which our members serve. To date, all surveillance-related disciplinary matters initiated by us have been settled. However, we may incur significant financial costs and expend considerable human resources in connection with our surveillance and enforcement obligations, particularly to the extent we bear responsibility for prosecuting cases or proceeding against our members. Due to our status as an SRO, we have a statutory duty to allocate the necessary resources to these functions, and this may limit our ability to dedicate funds and human resources in other areas.

We are also a participant in the Intermarket Surveillance Group, or ISG. The ISG is an information-sharing cooperative governed by a written agreement. The ISG is not subject to regulatory oversight, nor does it file rule changes with the SEC or seek SEC approval when it considers requests from securities or futures exchanges to become a member. The purpose of the ISG is to provide a framework for the sharing of information and the coordination of regulatory efforts among exchanges trading securities and related products to address potential intermarket manipulations and trading abuses. The ISG participants have previously agreed to allocate responsibility for conducting certain overlapping investigations to a single exchange and are likely to continue to do so in the future. To the extent that allocation of responsibility for conducting investigations, or allocation of costs related to conducting certain investigations, is based upon market share, it may be necessary for us to add additional surveillance staff and our regulatory expenses may otherwise increase if we continue to maintain and gain market share in existing and additional options.

Market-Data Reporting Plans

We are a participating exchange in a number of industry plans for the consolidation and dissemination of quotes and last sale information for options and equity securities. Specifically, we are a participant in the OPRA Plan for options, and we recently became a participant in the CTA/CQ Plans and the OTC/UTP Plan. The CTA/CQ Plans cover quotation and last sale information for stocks listed on NYSE and AMEX. The OTC/UTP Plan covers quotation and last sale information for Nasdaq listed-securities. Each of the Plans sets forth a system for reporting information to be administered by the participant exchanges through a committee consisting of representatives of the participant exchanges.

Options Intermarket Linkage Plan

We are part of the Linkage Plan, which is designed to facilitate the routing of orders between exchanges to create a national market system as mandated by the Exchange Act. One of the principal purposes of a national market system is to assure that brokers may execute investors’ orders at the best market price. The Linkage Plan requires the options exchanges to avoid trade-throughs, and provides market participants with electronic access to the best prices among the options markets.

Options Listing Procedures Plan

We are also a party to the Options Listing Procedures Plan, which sets forth the procedures that the options exchanges must follow to list new options.

Options Regulatory Surveillance Authority

We have also agreed with the other options exchanges to enter into an arrangement to form the Options Regulatory Surveillance Authority, or ORSA. The ORSA agreement has been filed with the SEC as a national market plan under Section 11A of the Exchange Act and is currently pending SEC approval. The purpose of ORSA is to consolidate insider trading surveillance, which has traditionally been done separately by each of the options exchanges. ORSA has entered into a services agreement with the CBOE to perform the function on behalf of all the options exchanges, which will retain regulatory responsibility. The ISE has separately entered into a separate services agreement with CBOE to perform insider trading surveillance on our behalf pending SEC approval of ORSA.

Potential Regulatory Developments

Payment for Order Flow, Specialist Guarantees and Internalization

In February 2004, the SEC published a concept release regarding the market structure for the options market. The SEC sought comment on whether it should take any action to improve the efficiency of the options markets and mitigate the conflicts of interest that may be impeding price competition in those markets. In particular, the SEC focused on concerns related to payment for order flow, specialist guarantees and internalization.

Payment for Order Flow

“Payment for order flow” began when some market makers started to pay order entry firms for their customer orders, independently from any exchange on which they traded. Under a typical payment for order flow arrangement, a market maker offers an order entry firm cash or other economic incentives to route its customer orders to that market maker’s exchange because the market maker knows it will be able to trade with a portion of all incoming orders, including those from firms with which it has payment for order flow arrangements. Shortly thereafter, to level the playing field among market makers, exchanges started to administer their own collective payment for order flow programs, under which the exchanges imposed a fee on market makers for some or all customer transactions, creating a pool of money to pay for order flow. The exchanges delegate to their market makers the responsibility to administer the pool of money and to make payments to order-flow providers. We were the first and only exchange to seek and obtain SEC approval for our payment for order flow program. That order found our program to be in compliance with the Exchange Act. In contrast, the floor-based options exchanges enacted payment for order flow programs as fee changes that were effective on filing with the SEC but without a specific SEC finding that such programs are in compliance with the Exchange Act. While there is a presumption that investors benefit from these types of programs in the form of lower transaction costs, the SEC does not require firms to pass these payments on to their customers. Critics of these programs have further argued that because the programs ensure order flow, market makers will not quote as aggressively to attract order flow. Payment for order flow programs have also been subject to the criticism that they create a conflict for SROs since they generate much of their revenues from the order flow on the exchange and have a concomitant obligation to enforce their rules with respect to members who may violate their duty of best execution by failing to direct an order to another exchange with a superior price. The SEC is seeking comment on whether it should ban the practice of payment for order flow entirely or only exchange-administered programs, and whether it should permit market makers to petition to be exempt from paying into exchange-administered programs. In our comment letter to the SEC on the concept release, we have explicitly stated that we are opposed to all forms of payment for order flow programs and recommended that the SEC ban them. Nonetheless, we have stated that in order to remain competitive, we too need a payment for order flow program. If the SEC determines that payment for order flow programs should be banned altogether, such a ban could have an adverse effect on our ability to attract and maintain market share and volume. However, we believe that the abolition of such programs will ultimately place proper emphasis on market quality, and that in such an environment, we believe we are well placed to provide a superior marketplace to investors and market makers without the need for a payment for order flow program. In July 2005, OCIE sent a letter to brokerage firms requesting information on how their customer orders are routed to exchanges and whether their firms get payment for order flow for such orders. In December 2005, OCIE sent us a notice requesting payment and collection information as part of our program. We believe these notices are part of the SEC’s examination of order-routing and trade-execution practices in the options industry. The SEC, while not banning the practice, has stated that receiving payments for orders may create a conflict of interest between a broker’s duty to obtain best execution for their customers’ orders and a broker’s own interest in increasing profits.

Specialist Guarantees

All of the options exchanges, including us, have rules that guarantee a specialist (in our case, our PMMs) a portion of each order when that specialist’s quote is equal to the best price on the exchange. These “specialist guarantees” reward market making firms willing to perform the obligations of a specialist by ensuring that they will be able to interact as principal with a certain percentage of incoming orders. The SEC is concerned that specialist guarantees affect quote competition and has asked for comment on the subject, including the effect of “removing” the guaranteed percentage of the order from the auction process. We cannot predict what, if any, action the SEC may take with respect to specialist guarantees, or whether any action by the SEC will have an effect on our business.

Internalization and Preferencing

Internalization of order flow refers to the concept of a broker-dealer trading against its own customers’ order flow. Our rules, like those of other options exchanges, permit a broker-dealer to trade with its own customer’s orders but only after an auction in which other members of that exchange have an opportunity to participate in the trade at the proposed price or an improved price. In addition, until recently, the SEC limited internalization to large orders (i.e., 50 or more contracts). The SEC recently approved for BOX the internalization of orders of any size, as long as the members guarantee that the order being internalized receives a price at least a penny better than the NBBO. In addition, we and other exchanges have introduced “preferencing.” Preferencing allows order entry firms to direct order flow to certain market makers. Preferencing provides an enhanced allocation to those preferenced market makers in order to reward them for attracting order flow to the exchange. Preferencing may also increase the opportunity for some order flow providers to internalize their order flow as well as encourage payment for order flow arrangements on our exchange or on other options exchanges. Internalization has been criticized as adversely affecting quote competition and creating a conflict between an exchange’s desire to profit and its obligation to ensure that its members fulfill their best execution duties. As a result, in February 2004, the SEC sought comment with respect to what action, if any, it should take with respect to internalization of order flow. While we believe that most concerns regarding internalization for large orders are lessened by the fact that the transaction occurs on an exchange after exposure to an auction environment, we cannot predict what action the SEC may take with respect to internalization or whether any SEC action might have an effect on the options exchange business, including our business.

SEC Proposals Relating to Governance, Transparency, Oversight and Ownership

In November 2004, the SEC also published for comment certain proposals that would require SROs such as us to implement certain corporate governance, transparency, oversight and ownership rules. The proposals are similar to those imposed on public companies by the Sarbanes-Oxley Act of 2002. If adopted, the SEC proposes to require each SRO to submit to the SEC for approval its new or amended rules no later than four months following the date of publication of the final SEC rules in the Federal Register, and the SRO’s rules would be operative no later than one year after such publication. The SEC also published a concept release regarding the efficacy of self-regulation by SROs. Comments on the proposals and concept release were due in March 2005.

The SEC proposes that each SRO be required to have a majority of its directors be independent. The proposed rules would define “independent” to mean a director who has no material relationship with the SRO or its affiliates, any member (or its affiliates) of an SRO, or any issuer of securities that are listed or traded on the SRO or its facilities. The proposed rules would also require that at least 20% of the total number of directors of an SRO must be selected by the SRO’s members, and the SRO must establish a process for the nomination of alternative director candidates by members through a petition process. Moreover, at least one director must be representative of issuers and at least one director must be representative of investors, and in each case, such director must not be associated with a member or broker or dealer.

In addition, the SEC proposes to require that SROs have certain “standing” committees, an Audit Committee, Compensation Committee, Corporate Governance Committee, Nominating Committee and Regulatory Oversight Committee, each composed solely of independent directors. If any other committee (whether or not a committee of the board of directors) is responsible for conducting hearings, rendering decisions and imposing sanctions with respect to member disciplinary matters or providing advice with respect to trading or disciplinary rules, at least 20% of the committee’s members must also be members of the SRO. Further, for these committees, a majority of committee members voting on any matter must be independent. Any other board committees that have the authority to act on behalf of the board must be composed of a majority of independent directors. The SEC proposals would also require that the independent directors of an SRO meet regularly in executive session, and that, if the SRO’s chief executive officer is not also the chairman of the board, the chairman be independent. The proposals would also require that an SRO’s rules prohibit any person subject to a “statutory disqualification,” as defined in Section 3(a)(39) of the Exchange Act, from being a director or officer of the SRO. Furthermore, the directors of an SRO would be explicitly required to reasonably consider all requirements applicable to the SRO under the Exchange Act.

The proposals also would require SROs to establish policies and procedures to maintain a separation between their regulatory functions and their market operations and other commercial interests, and require that funds received from regulatory fines, fees and penalties be used for regulatory purposes. The SEC also proposes to require that an SRO’s board appoint a chief regulatory officer who reports directly to the Regulatory Oversight Committee and administers the SRO’s regulatory program. In addition, the proposals would require SROs to establish policies and procedures reasonably designed to prevent the dissemination of regulatory information to any person other than officers, directors, employees and agents of the SROs directly involved in carrying out the SRO’s regulatory obligations under the Exchange Act and to prevent the use of regulatory information for any purpose other than carrying out the SRO’s regulatory obligations. SROs would also be required to have policies and procedures reasonably designed to maintain the confidentiality of information that must be submitted to the SRO to effect any transaction on or through the SRO or its facilities except in certain circumstances.

The proposals would also require SROs to prohibit any member that is a broker or dealer, alone or together with its related persons, from beneficially owning and voting more than 20% of the ownership interest in an SRO or a facility of an SRO, except with respect to the solicitation or receipt of revocable proxies if conducted pursuant to Regulation 14A under the Exchange Act. All stockholders of SROs would be required to provide information to the SRO relating to ownership and voting interest in the SRO or its facilities in some manner, either upon request or on a regular basis; any member of an SRO who acquires ownership of more than 5% of any ownership interest would be required to file a report with the SEC. SROs would be required to take action to reduce any member (and its related persons) ownership if in excess of the 20% limitation noted above, and to restrict the voting of the portion of the ownership interest that is in excess of the 20% limitation. The SEC is not proposing to require any ownership or voting limits on other SRO stakeholders. The SEC proposes to require that SROs maintain their books and records in the United States.

The proposals also would require that each SRO have a code of conduct and ethics addressing certain topics, such as conflicts of interest, corporate opportunities and the like. No employee or officer of an SRO would be permitted to be a member of the board of directors of a listed issuer or exchange member. In addition, each SRO would be required to adopt governance guidelines.

The SEC is proposing that SROs file with the SEC and publicly disclose (e.g., via Internet web site postings) enhanced information relating to their governance, regulatory programs, finances, ownership structure and other matters, and that SROs be required to revise and update this information on a more frequent basis. The proposals would also require SROs to file electronically with the SEC quarterly and annual reports on particular aspects of their regulatory programs to enhance the SEC’s oversight and surveillance of SROs. The SEC also proposes that an exchange that owns, operates or sponsors an electronic trading facility must file, as part of an annual report, a report of an independent audit designed to assess whether the operations of any such facility comply with the rules governing the facility.

The SEC also proposes that any SRO that chooses to list or trade its own security, the securities of any trading facility or the securities of an affiliate of the SRO or SRO’s facility be subject to additional requirements to ensure that the SRO effectively enforces its listing standards and trading rules.

We do not know whether the any of the proposals contained in the releases will be adopted and if adopted, adopted as proposed, or modified in response to public comment. Any changes in the laws and regulations affecting SROs by the SEC could result in changes in the manner in which we conduct business or govern ourselves. The new rules also could, among other things, make it more difficult or more costly for us to conduct our existing business or enter into new businesses. We are presently evaluating and monitoring developments with respect to the proposed rules and cannot predict or estimate the full extent to which these proposals, if adopted as proposed, may affect us or our operations or the amount of the additional costs we may incur or the timing of such costs. However, in connection with our preparation for our initial public offering, we adopted many of the same or substantially similar policies and procedures as those being proposed by the SEC, either as the result of discussions with SEC staff or requirements imposed pursuant to the Sarbanes-Oxley Act of 2002 or NYSE.

Concept Release

In light of new developments and considerations facing the self-regulatory system of the securities industry, the SEC published simultaneously with the rule proposals a concept release exploring the efficacy of self-regulation by SROs and seeking public comment on the topic. The SEC believes that SROs have faced vigorous competition from foreign trading markets, other U.S. markets and electronic communications networks, or ECNs, that have shifted market share dramatically. While competition has resulted in innovation in trading, lower trading costs and increased responsiveness to customers, the SEC notes that it has also placed greater strain on the self-regulatory system and the perceived or actual conflicts inherent in the SRO model between the regulation of members and the realization of profits. The concept release discusses the inherent conflicts of interest between SRO regulatory operations and members, market operations, issuers and stockholders, the costs and inefficiencies of multiple SROs arising from multiple and sometimes overlapping rules, inspection regimes and staff, the challenges of surveillance of cross market trading by multiple SROs and the funding SROs have available for regulatory operations and the manner in which SROs allocate revenue to regulatory operations.

The concept release then sets forth alternative regulatory approaches and analyzes the weaknesses and strengths of each approach, including (a) the proposed enhancements to the current system discussed above, (b) implementation of several models, such as an independent regulatory and market corporate subsidiary model, a hybrid model, a competing hybrid model, universal industry self-regulator model, or universal non-industry regulator model, and (c) establishment of direct SEC regulation of the securities industry. The independent regulatory and market corporate subsidiary model, which could resemble NASD corporate structure, would mandate that all SROs create independent subsidiaries for regulatory and market operations. In the hybrid model, the SEC would designate a market neutral single SRO to regulate all SRO members. This “single member SRO”

would be solely responsible for promulgating membership rules, inspecting members for compliance and taking enforcement action against members. Each other SRO that operates a market, or a “market SRO,” would be solely responsible for its own market operations and regulation. The competing hybrid model is a variation of the hybrid model, permitting the existence of multiple competing member SROs instead of requiring a single member SRO. Market SROs would retain market regulatory responsibility under this model, as in the hybrid model.

The universal industry self-regulator model contemplates one universal industry SRO responsible for all market and member rules for all members and all markets. Under this model, all members would be registered directly with the universal industry SRO and all markets would be non-SROs registered with the universal industry SRO and not have any self-regulatory authority. The universal non-industry regulator would be similar to the universal industry self-regulator model in most respects, except that the regulator would not be part of the industry, in much the same way the Public Company Accounting Oversight Board was established as an independent, not-for-profit corporation pursuant to the Sarbanes-Oxley Act of 2002 to oversee the audits of public companies subject to securities laws. Finally, the concept release discusses the termination of the SRO system in favor of direct SEC regulation of the industry. We cannot predict what, if any, action the SEC may take with respect to the concept release, or whether any action by the SEC will have an effect on our business.

Regulation NMS

In April 2005, the SEC adopted Regulation NMS, which addressed order protection, intermarket access, sub-penny pricing and market data. While Regulation NMS specifically addresses the equities marketplace and does not apply to the options exchanges, including ISE, it serves as a further example of SEC interest in market oversight issues.

Employees

As of December 31, 2005, we had 185 full-time and three part-time employees. Of our employees at that time, 119 were engaged in supporting, maintaining and developing our technology infrastructure and our market operations with the remainder providing managerial, finance, marketing and legal expertise. None of our employees is subject to collective bargaining agreements or represented by a union. We consider our relations with our employees to be good.

Item 1A. Risk Factors.

Our business is primarily transaction-based, and decreases in contract trading volume would harm our business and profitability.

Our transaction fees accounted for approximately 69% of our total revenues for the year ended December 31, 2004 and approximately 75% of our total revenues for the comparable period in 2005. Our contract trading volume is dependent on the cash equity markets. In the event that a stock or index does not trade for any reason, our options on that stock or index will not trade, and, as a result, our revenues will suffer for that period. Also, equity trading volumes correlate with equity options trading volumes. Declines in the volume of stock or index trading may negatively impact market liquidity on our exchange, which would result in lower transaction-based revenues. Accordingly, our revenues and profitability are likely to decline significantly during periods of stagnant economic conditions or low trading volume in the United States and global financial markets.

We derive our transaction-based revenues only from trades executed on behalf of broker-dealers and not from trades executed on behalf of their non-broker-dealer customers (i.e., institutional and individual investors) except premium products. A decline in trades executed on behalf of broker-dealers would adversely affect our revenues even if trades executed on behalf of institutional and individual investors were stable or increased.

See also “—Market fluctuations, industry dynamics and economic and political factors beyond our control could reduce demand for our services and harm our business, and our profitability could suffer.”

We derive a substantial portion of our transaction fee revenues from a few significant members, many of whom are our Class A stockholders, and who, as a group, own more than a majority of our Class A common stock, may exert substantial control and influence over our business and operations through their Class B ownership and may have interests that differ from or conflict with those of our Class A stockholders who are not also Class B members.

Historically, we have generated a substantial amount of our net transaction fee revenues from a few significant members. For example, our ten largest members and their affiliates accounted for 79.0% of our net transaction fee revenues for 2005 and approximately 70.7% of our net transaction fee revenues for 2004. For 2005, Citadel Investment Group LLC accounted for 14.9% and Goldman, Sachs & Co. for 13.9% of our net transaction fee revenues. For 2004, Citadel Investment Group LLC accounted for 14.5% of our net transaction fee revenues.

If any of these significant members substantially reduce their trading activity on our exchange for any reason, our profitability could be adversely affected. In addition, our members consist almost entirely of financial services institutions. The number of these institutions has decreased in recent years as a result of a high degree of merger activity within the financial services industry. If any of our existing or future members are affected by continued consolidation within the financial services industry, our revenues might become concentrated in an even smaller number of members.

Our members, as a group, control and influence our business and operations in numerous ways, including the following:

•	Our Class A stockholders who are also Class B members currently own more than a majority of our Class A common stock, and as a result, they will, if voting in the same manner, influence matters submitted to our Class A stockholders for approval, including electing directors and approving changes of control. Class A stockholders who are also members own a substantial amount of our Class A common stock.

•	Members have additional voting rights that entitle them to elect six of the 15 directors on our board.

•	Class B-1 and Class B-2 members have “core rights” that require us to obtain their approval in order to increase the number of authorized PMMs or CMMs on our exchange. We have no current intention to request an increase in the number of authorized Class B-1 and Class B-2 memberships.

•	We have, in the past, generated substantial income from the sale of Class B-2 memberships, and revenue from the sale of Class B-2 memberships is currently recognized over 14 years on a straight-line basis representing its estimated useful life. For example, from 2003 through March 15, 2006, we sold a total of 47 Class B-2 memberships.

•	Although we do not expect to generate material future income from the sale of new Class B memberships, we anticipate selling all of the remaining unsold 13 Class B-2 memberships and may effect such sales at any time. However, we have no present agreements with any entity with respect to the purchase of Class B-2 memberships and cannot assure you that any such sales will occur.

•	In addition to their limited right to vote on certain of our corporate governance matters, our members engage in trading activities that constitute a primary source of our revenues. Our dependence on our members for revenues gives them substantial influence over how we operate our business.

Class B-1 and Class B-2 memberships, which represent the right to trade on our exchange and certain limited voting rights, have substantial independent value. The amount of income that members derive from their trading activities on our exchange and the value of their Class B memberships is, in part, dependent on the fees they are charged to access and trade on our exchange and the rules and market structure of our exchange. As a result, holders of our Class A common stock who are not also members may not have the same economic interests as holders of our Class A common stock who are also members. In addition, our members may have differing interests among themselves depending on the role they serve in our markets, their methods of trading and the products they trade. Consequently, members may advocate that we enhance and protect their trading opportunities and the value of their Class B memberships over their economic interest in us as Class A stockholders. In addition, Class B memberships, which entitle our members to board representation rights and core rights, could be used to influence how our business is changed or developed, including how we address competition and how we seek to grow our volume and revenue and enhance value for our Class A stockholders. Our members elect six of our 15 directors and each such director is affiliated with a member, and, in some instances, the affiliated member is also a holder of Class A common stock.

Our cost structure is largely fixed. If our revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.

Our cost structure is largely fixed. We base our cost structure on historical and expected levels of demand for our products and services. If demand for our products and services and our resulting revenues decline, we may not be able to adjust our cost structure on a timely basis. In that event, our profitability would be adversely affected.

We face substantial competition that could negatively impact our contract trading volume and our profitability.

The financial services industry and, in particular, the options trading business in which we engage are very competitive, and we expect competition to continue to intensify in the future. Our current and prospective competitors, both domestically and around the world, are numerous. They include securities and securities options exchanges and futures exchanges. Other companies have entered into or may form joint ventures or consortia to provide services similar to those provided by us. Others may become competitive with us through acquisitions. There have been several developments involving consolidations and alliances in the securities marketplace:

•	In the summer of 2005, Merrill Lynch & Co., Citadel Investment Group, LLC, Morgan Stanley & Co. Incorporated, UBS Securities LLC, Credit Suisse First Boston LLC and Citigroup Derivative Markets Inc. acquired in the aggregate an almost 50% equity stake in PHLX, with provisions that allow for each firm to obtain additional equity stakes based on specific performance criteria.

•	In July 2005, BSE received approval from the SEC to transfer a portion of its ownership interest in BOX.

•	On December 8, 2005, Nasdaq acquired Instinet Group Incorporated’s subsidiary, INET ECN. Also, on August 25, 2005, Nasdaq announced that it would begin to offer customers connectivity and routing to options exchanges in the first quarter of 2006, and on January 16, 2006, the SEC approved Nasdaq as a national securities exchange and SRO.

•	On March 7, 2006, NYSE and Archipelago Holdings, Inc. merged to create NYSE Group, Inc. As a result of the merger, NYSE Group acquired PCX, one of our competitors.

Consolidations and alliances among our current competitors may create larger liquidity pools than we offer. The resulting larger liquidity pools may attract orders away from us, leading to a decline in our trading volumes and liquidity which would result in decreased revenues. In addition, consolidations or alliances among our current competitors may achieve cost reductions or other increases in efficiency, which may allow them to offer better prices or services than we do. At this time, it is unclear what effect, if any, these consolidations and alliances will ultimately have upon the competitive landscape of the options industry if exchanges become part of larger, well-capitalized organizations.

Many of our competitors and potential competitors may have greater financial, marketing, technological and personnel resources than we do. These factors may enable them to develop similar products, to provide lower transaction costs and better execution to their customers and to carry out their business strategies more quickly and efficiently than we can, any of which may result in a decrease in our market share. Our competitors may:

•	respond more quickly to competitive pressures due to their corporate structures, which may be more flexible and efficient than our corporate structure;

•	develop products that are preferred by our members;

•	develop risk transfer products that compete with our products;

•	price their products and services more competitively;

•	develop and expand their network infrastructure and service offerings more efficiently;

•	utilize better, more user-friendly and more reliable technology;

•	consolidate and form alliances, which may create higher volume, cost reduction and better pricing than we offer;

•	more effectively market, promote and sell their products and services; and

•	better leverage existing relationships with customers and alliance partners or exploit better recognized brand names to market and sell their services.

In addition, our competitors may seek to attract contract trading volume from us through internalization of order flow and preferencing practices. Internalization of order flow occurs when a broker-dealer trades against its own customers’ orders. Preferencing allows order entry firms to direct order flow to certain market makers. Currently, our rules permit our members to trade with a certain percentage of their own customers’ orders after an auction in which other members have an opportunity to participate in that trade. If other exchanges succeed in amending their rules to permit order flow providers to internalize a higher percentage of customer orders than we can now permit, those exchanges may succeed in attracting contract trading volume and revenue from us before we are able to amend our rules and/or make system adjustments. In addition, if other options exchanges are more successful in attracting preferenced orders, this may result in a decrease in our market share.

We face substantial competition from well-established competitors that could negatively impact our contract trading volume and profitability.

We currently face substantial competition from the five other options exchanges now operating in the United States: CBOE, AMEX, PHLX, PCX, and BOX. While we benefited from an initial advantage due to our low-cost, all-electronic model, that advantage has begun to dissipate and will continue to dissipate. All exchanges now have some form of an electronic trading system, some of which operate in tandem with a physical trading floor. These changes in their operations threaten to curb the growth of our contract trading volume or decrease our contract trading volume. For example, CBOE launched its CBOEdirect HyTS platform, which allows market makers to input real-time quotes into its electronic trading system. AMEX introduced its ANTE trading system which allows non-specialist market makers to improve AMEX’s quoted price and have that improved price be displayed as the best exchange quote. In addition, AMEX recently announced that it plans to implement a new hybrid market structure, initially limited to equity products and ETFs, that will provide for a single marketplace that integrates automatic execution and floor-based auction trading. To facilitate this hybrid market, AMEX will implement a new trading platform designated as the AEMI platform. The PHLX XL and PCX PLUS systems are PHLX and PCX electronic platforms, respectively, which are similarly intended to drive down costs and compete with us for contract trading volume. As a result, we have seen that the bid/ask spreads of other exchanges, with the exception of AMEX, are now similar to the narrow bid/ask spreads of our exchange.

We may face additional competition from new entrants that could negatively impact our contract trading volume and profitability.

We may also be adversely affected by competition from new entrants into our markets. Competition within the options trading industry could increase if new options exchanges are established or if existing securities exchanges that do not currently trade options determine to do so. On March 7, 2006, NYSE entered our markets through its merger with Archipelago Holdings, Inc. The experiences of ISE and BOX, which commenced operations in February 2004, indicate that the regulatory and financial barriers to entry for new exchanges are surmountable. The appearance of new competitors may reduce margins for all existing options exchanges, including us, and increase the importance of scale efficiencies. For example, Eurex, the world’s largest futures exchange for euro-denominated derivative instruments, established a new futures exchange in the United States to trade, among other things, options on futures. Eurex U.S. and other existing securities exchanges that do not currently trade equity options may already have some of the operational and technological infrastructure required to do so and may also be accustomed to operating under regulatory regimes similar to the one to which we are subject. In order to trade equity options in the United States, Eurex U.S. would be required to register with the SEC and may have taken preliminary steps to do so.

Our ability to continually maintain and enhance our competitiveness and respond to threats from existing or new competitors will have a direct impact on our results of operations. There is no assurance that we will be able to continue to compete effectively. If our products, markets and services are not competitive, our business, financial condition and operating results will be materially harmed. In addition, even if new entrants do not significantly erode our contract trading volume, we may be required to reduce our fees significantly to remain competitive, which could have a material adverse effect on our profitability.

We are dependent on our executive officers and other key personnel, and we may not be able to execute our current business strategy effectively or recognize and pursue new strategic opportunities and initiatives if we lose them.

Our future success depends, in large part, upon the individual employees who represent us in dealings with our members, execute our business strategy and identify and pursue strategic opportunities and initiatives. In particular, we are highly dependent on the continued services of David Krell, our President and Chief Executive Officer, Gary Katz, our Chief Operating Officer, Daniel P. Friel, our Chief Information Officer, and other executive officers, key employees and technical personnel who possess extensive financial markets knowledge and technology skills. The diminution or loss of the services of David Krell, Gary Katz or Daniel P. Friel for any reason, as well as any negative market or industry perception arising from that diminution or loss, would have a material adverse effect on our business. We have entered into employment agreements with David Krell, Gary Katz, Daniel P. Friel and all our executive officers. These agreements are important to the future of our business, and if we were to lose our rights under these agreements for any reason, including as a result of David Krell’s, Gary Katz’s or Daniel P. Friel’s voluntary resignation or retirement, our business may be materially adversely affected. We may have to incur costs to replace key employees that leave, and our ability to execute our business model could be impaired if we cannot replace departing employees in a timely manner.

Competition in our industry for financial and technical personnel is intense. Prospective investors cannot be assured that we would be able to find an appropriate replacement for David Krell, Gary Katz, Daniel P. Friel or any other executive officers, managers, key employees or technical personnel if the need should arise. We do not maintain “key person” life insurance policies on any of our executive officers, managers, key employees or technical personnel. If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new markets or develop new products. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for departing employees. In addition, significant losses of key personnel, particularly to other options exchanges with which we compete, could have a material adverse effect on our business, financial condition and operating results.

We are dependent on certain material contracts relating to our technology.

We currently have two principal contracts, the DLA and the Support Agreement, with OMX. OMX specializes in developing and supporting software for electronic exchanges and has delivered electronic trading systems to a number of international exchanges and clearing houses. Under the DLA, OMX granted certain licenses to us related to the use of certain software products, including the CLICK™ Exchange platform, which has been adapted for our central exchange system, and CLICK Trade™, a trading application for entering orders and quotes and viewing market information. Under the DLA, OMX has also granted to us the right to sub-license the use of CLICK Trade™ to our members. The scope of the DLA allows us to use the CLICK™ trading platform in the United States for equities products based on cash and derivatives, as well as for derivatives on fixed income, currency and commodities. OMX’s platform and software, which are the subject of various patents, form a substantial portion of our central exchange system. The term of the licenses for the software products pursuant to the DLA is 99 years from March 18, 1998. These licenses are integral to our business and are generally terminable by OMX if we breach the terms of the licenses or fail to perform any obligation under the licenses, such as maintaining confidentiality and keeping a record of all sublicenses, or fail to perform any obligation under the DLA, including payment obligations. In the event of termination, we are required to return OMX’s platform and software and all related documentation.

Under the Support Agreement, OMX undertook to provide us with customer service and support with respect to our use and operation of the software that it licensed to us and also undertook to develop and deliver corrective releases and enhancements. The Support Agreement will automatically terminate prior to its expiration on December 23, 2010, if the DLA or the license to the software products covered by the DLA is terminated. In addition, OMX is entitled to terminate the Support Agreement if we fail to perform any of our material obligations thereunder, such as a default of payment that continues for 30 days. See “Business—Technology—Technology Partners.”

The premature termination of either of these agreements, or the inability of OMX to fulfill its obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, and the consequent loss of software or support by OMX would have a material adverse effect on our business, operating results and financial condition. We could be forced to spend significant time and money to replace the licensed software and services, and we cannot provide any assurance that replacements would be available to us on commercially reasonable terms or at all.

Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could adversely affect our business.

We rely primarily on trade secret, copyright, trademark and patent law and contractual protections to protect our proprietary technology and other proprietary rights. As a fully electronic exchange, we are dependent on technology and related intellectual property rights, and therefore more vulnerable to intellectual property rights infringements. It is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. In the future, we may have to rely on litigation to enforce our intellectual property rights or to defend ourselves against the assertion of intellectual property rights by others. Any such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources and the attention of management, any of which could negatively affect our business. Also, we may choose not to enforce our infringed intellectual property rights, depending on our strategic evaluation and judgment regarding the best use of our intellectual property portfolio and the recourse available to us.

Patents of third parties may have an important bearing on our ability to offer certain of our products and services. Our competitors, as well as other companies and individuals, may obtain or may have obtained patents related to the technologies for trading the types of products and providing the services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which technology concerning our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were found by a court to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing those patents.

For example, on January 5, 2005, we announced our plans to list options on SPDRs®, an ETF commonly referred to as “Spiders.” The following day, McGraw-Hill obtained a temporary restraining order from a federal court in the Southern District of New York barring us from listing options on SPDRs® without a license from

McGraw-Hill for the use of, among other things, the S&P 500 Index and related trademarks. Effective as of January 10, 2005, we became party to a definitive five-year license agreement with McGraw-Hill authorizing us to list options on SPDRs®, which does not prejudice our position that we do not need a license from McGraw-Hill to list options on SPDRs®. In May 2005, we announced our plans to list options on DIAMONDS®, another ETF. Subsequent to our announcement, Dow Jones obtained a temporary restraining order barring us from listing options on DIAMONDS® without a license. However, unlike SPDRs®, we did not enter into a license agreement with Dow Jones authorizing us to list options on DIAMONDS® during the litigation. The SDPRs® and DIAMONDS® litigation were consolidated into one matter, by court order and a hearing was held on Dow Jones’ motion for a preliminary injunction. On September 1, 2005, the court issued an opinion and order granting our motion to dismiss McGraw-Hill’s complaint and denying Dow Jones’ motion for a preliminary injunction. On September 1, 2005 we listed options on DIAMONDS®. On September 6, 2005, we entered into a stipulation of dismissal with Dow Jones pursuant to which Dow Jones’ complaint was also dismissed in its entirety with prejudice. Dow Jones and McGraw-Hill have each filed an appeal with the U.S. Court of Appeals for the Second Circuit. We expect a decision from the appeals court sometime in 2006. See “Business—Our Growth Strategy.”

We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we are unable to obtain licenses with respect to patents held by others, and are unable to redesign our products or services to avoid infringement of any such patents, this could materially adversely affect our business, financial condition and operating results. An adverse ruling arising out of any intellectual property dispute could also subject us to significant liability for damages.

We have a short operating history. This makes it difficult to evaluate our future prospects, may increase the risk that we will not continue to be successful and increases the risk of your investment.

We began our operations as the first fully electronic equity options exchange in the United States on May 26, 2000, and therefore we have very little operating history for you to evaluate in assessing our future prospects. As a result, our historical and recent financial business results may not be representative of what they may be in the future. Accordingly, we cannot assure you that our growth will continue at the same rate or at all or that we will not experience declines in revenue and profitability in the future. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company with a new business model for an equity and index options exchange.

We may have difficulty executing our growth strategy and managing our growth effectively.

We have experienced significant growth in our business activities over the last few years, which has placed, and is expected to continue to place, a significant strain on our management and resources. Continued growth will require continued investment in personnel, facilities, information technology infrastructure and financial and management systems and controls. We may not be successful in implementing all of the processes that are necessary to support our growth. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our gross margin and our future profitability will be adversely affected, and we may have to incur significant expenditures to address the additional operational and control requirements of this growth.

As part of our growth strategy, we intend to continue to evaluate potential acquisition opportunities and strategic alliances in the future. Any such transaction may be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation, which may adversely affect our ability to find acquisition candidates or strategic partners that fit our growth strategy and our investment parameters. These transactions involve numerous risks, including, among others:

•	failure to achieve financial or operating objectives;

•	failure to integrate successfully and in a timely manner any operations, products, services or technology we may acquire or combine with in a strategic alliance;

•	diversion of the attention of management and other key personnel;

•	failure to obtain necessary regulatory or other approvals;

•	potential loss of members or personnel; and

•	failure to obtain necessary financing on acceptable terms.

Failure to manage successfully any potential acquisition we may make in the future could adversely affect our growth strategy and our future profitability. We may face similar risks in managing future strategic alliances.

The up-front costs of expanding, improving and upgrading our trading platform may not produce substantial revenue.

We have made, and expect to continue to make, significant up-front investments in our trading platform, including investments in technology, infrastructure and dedicated personnel, in order to pursue new growth opportunities. We may incur substantial development, sales and marketing expenses and expend significant management effort to add a new product or service to our trading platform. Even after incurring these costs, we ultimately may not sell any or may sell only small amounts of these products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion initiatives, the up-front costs associated with expansion may exceed revenue and reduce our working capital and income.

Computer systems failures or capacity constraints could harm our business.

We support and maintain many of our computer systems and networks internally. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for such technology in a timely and cost-effective manner would have a material adverse effect on our ability to conduct our operations. Our systems are located in downtown New York City and our back-up facilities are located in Jersey City, New Jersey, and the causes for the disruption at one facility may also disrupt our systems at the other facility. In these circumstances, our redundant systems or disaster recovery plans may not be adequate. Similarly, although many of our contracts with our service providers require them to have disaster recovery plans, we cannot be certain that these will be adequate or implemented properly.

Our systems, or those of our third party providers, may fail, provide insufficient capacity or operate slowly, causing one or more of the following:

•	unanticipated disruptions in service to our members;

•	slower response times;

•	delays in our members’ trade executions;

•	decreased satisfaction by members with our service;

•	incomplete, untimely or inaccurate accounting, recording, reporting or processing of trades;

•	financial losses; and

•	litigation or other claims.

We cannot assure you that we will not experience systems failures or periods of insufficient systems capacity from shortages of available bandwidth, power or telecommunications failure, acts of God, war, terrorism, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events.

If the equity and index options markets adopt trading in penny increments, the liquidity in our markets could be adversely affected and could result in an adverse effect on our profitability.

The listed equity and index options markets currently quote in 5- and 10-cent increments. There continues to be discussion by industry observers of the possibility of migrating options to quote and trade in penny increments as they currently do in the equities marketplace. There have been increasing actions to support these observations—if not quoting in pennies, then at least allowing trading in pennies. For example, BOX in 2004 and ISE in 2005 introduced functionality that allows broker-dealers to trade orders in pennies as long as the price improves upon the NBBO. CBOE received approval for a similar proposal on February 3, 2006. AMEX has a pending proposal with the SEC that would allow its members to trade in penny increments in certain circumstances. Additionally, we have a pending proposal with the SEC that would permit all legs of an options-only complex order to be executed in penny increments. PCX announced in June 2005 its intention to seek approval from the SEC to begin quoting and trading all listed options in penny increments. We also continue to contemplate adding functionality that would allow additional trading in pennies. If the options markets adopt trading in penny increments, market makers may be unable to provide the depth of liquidity they are currently able to provide in larger increments. For example, an option trading in penny increments has ten times the number of price points as an option trading in 10-cent increments. Thus, for every 10-cent price point a market maker is currently willing to quote, it might make several penny price point quotes of smaller size. To the extent that market makers are unwilling to increase the aggregate dollar amount they quote, quote size would likely be diluted as they spread their quotes across more price points. As a result, our markets could lose depth and attract less order flow, thereby reducing our contract trading volume and revenue. In addition, penny trading could lead to a decrease in liquidity for large size orders and decreased market makers’ profitability throughout our industry, which could lead to pricing pressures on options exchanges, including us. On February 9, 2006, we and certain of our members sent a private letter to the Chairman of the SEC regarding trading and quoting in penny increments.

If the options markets adopt trading in penny increments, we could experience systems interruptions and substantial increased costs, each of which could have a material adverse effect on our business.

In the event that the equity and index options markets generally adopt trading in penny increments, as the stock markets have, we would expect significant increases in quotation traffic. Quotation traffic has grown considerably in the past few years as a result of increases in the number of actively traded options series and greater reliance by all exchanges on electronic trading systems for transmitting and updating quotations. Substantial increases in bandwidth capacity are required for the exchanges to transmit properly the increased volume of quotations. We expect that any significant move to trading in penny increments, whether mandated by the SEC, competitive forces or otherwise, would result in a shortage of bandwidth capacity that would require us to make immediate improvements to our technology infrastructure. Any systems failure or periods of insufficient systems capacity that causes an interruption in service or decreases the responsiveness of our service, including failures caused by error or misuse of our systems, could damage our reputation, business and brand name. Our business interruption insurance may not adequately compensate us for losses that may occur.

Additionally, penny increment trading could lead to increased costs across the industry to upgrade broker-dealer, exchange and market data provider systems to handle increased quote traffic, which could have a material adverse effect on our business.

We depend on third party suppliers and service providers for a number of services that are important to our business. An interruption or cessation of an important supply or service by any third party could have a material adverse effect on our business.

We depend on a number of suppliers, such as banking, clearing and settlement organizations such as OCC, processors of market information generated by the trading of options such as OPRA, telecommunications companies such as MCI, online service providers, other data processors and software and hardware vendors, such as OMX and Hewlett-Packard Company, or H-P, for elements of our trading, clearing and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption or malfunction in or the cessation of an important supply or service by any third party and our inability to make alternative arrangements in a timely manner, or at all, would result in lost revenue and higher costs.

Our networks and those of our third party service providers may be vulnerable to security risks, which could result in wrongful use of our information or cause interruptions in our operations that cause us to lose members and contract trading volume and result in significant liabilities. We could also be required to incur significant expense to protect our systems.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third party service providers and our members may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations. Any of these events could cause us to lose members or contract trading volume. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by breaches. Our security measures may prove to be inadequate and result in system failures and delays that could cause us to lose members, experience lower contract trading volume and incur significant liabilities.

Expansion of our operations internationally involves special challenges that we may not be able to meet, which could adversely affect our financial results.

One component of our future strategy is to expand our operations internationally, including by directly placing order entry terminals with members outside the United States and by relying on distribution systems established by our future strategic alliance partners. We face certain risks inherent in doing business in international markets, particularly in the regulated derivatives exchange business. These risks include:

•	restrictions on the use of trading terminals or the contracts that may be traded;

•	becoming subject to extensive regulations and oversight, tariffs and other trade barriers;

•	reduced protection for intellectual property rights;

•	strong competition;

•	difficulties in staffing and managing foreign operations; and

•	potentially adverse tax consequences.

In addition, we will be required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business. These may include laws, rules and regulations relating to any aspect of the derivatives business. To date, we have had limited experience in marketing and operating our products and services internationally. We cannot assure you that we will be able to succeed in marketing our products and services in international markets. We may also experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, management of foreign exchange risk, established domestic markets in areas which we may consider, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of our international operations and, consequently, on our business, financial condition and operating results.

Our business is highly dependent on equity options, which may place us at a competitive disadvantage.

Our strong dependence upon revenues derived from the transaction-based equity options business may place us at a competitive disadvantage. The revenues of some of our competitors may be more diversified than ours as a result of their broader product offerings. For example, CBOE realizes revenues from trading certain options on stock market indexes, for which CBOE has acquired exclusive licenses. While options on equities are cross-listed on multiple exchanges, the most heavily traded index options are traded exclusively on a single exchange so that we are unable to meaningfully compete in that market. We do not believe we will earn significant revenues from index trading until the exclusive licensing of indexes ends, or existing non-exclusive or new non-exclusive indexes gain in volume. Lower revenues from transaction fees or market data fees on equity options may impact our operating results and future profitability more significantly than that of our competitors, providing them with a competitive advantage in pricing their products and services or withstanding a reduction in the contract trading volume of equity options.

Price competition has impacted, and may continue to impact, our business.

The securities trading industry is characterized by price competition. At present, we compete with five other securities exchanges based in the United States that also list equity options. We may face additional price competition in the future from foreign exchanges, as well as other U.S.-based securities exchanges that do not presently list equity options. In recent years, the pricing model for trading equity options has changed in response to competitive market conditions. Some of our competitors have recently lowered their transaction costs and accordingly reduced the prices they charge. Reduced prices may result in lower operating margins or losses for us, which may adversely impact our business. As long as other exchanges have exclusive licenses on certain index options, which have high margins commensurate with their exclusivity, those exchanges may be able to lower their transaction fees and prices for other products, such as the equity options we trade. Price competition is intensified through payment for order flow arrangements. Payment for order flow is a practice whereby a market maker on an options exchange offers an order entry firm cash or other economic incentives to route its customer orders to that market maker’s exchange through an exchange administered program. As long as payment for order flow arrangements remain the industry standard, we face the competitive risk that other exchanges will erode our contract trading volume by paying more through their payment for order flow programs than our members are willing or able to pay. This could have a material adverse effect on our operations and financial condition. For a discussion of our payment for order flow program and payment for order flow programs generally, see “Business—Regulation—Potential Regulatory Developments—Payment for Order Flow.”

The SEC may issue rules prohibiting internalization of order flow and preferencing.

The SEC issued a concept release in February 2004 seeking comment from market participants on various trading practices that are common in today’s options markets. Among other things, the SEC has solicited the views of market participants on internalization of order flow. Internalization of order flow refers to the concept of a broker-dealer trading against its own customers’ order flow. Our rules, like those of other options exchanges, permit a broker-dealer to trade with its own customers’ orders but only after an auction in which other members of that exchange have an opportunity to participate in the trade at the proposed price or an improved price. In addition, until recently, the SEC limited internalization to large orders (i.e., 50 or more contracts). The SEC approved for BOX the internalization of orders of any size, as long as the member guarantees that the order being internalized receives a price at least a penny better than the NBBO. In addition, we and other exchanges have introduced “preferencing.” Preferencing allows order entry firms to direct order flow to certain market makers. Preferencing provides an enhanced allocation to those preferenced market makers in order to reward them for attracting order flow to the exchange. Preferencing may also increase the opportunity for some order flow providers to internalize their order flow as well as encourage payment for order flow arrangements on our exchange or on other options exchanges. Internalization has been criticized as adversely affecting quote competition and creating a conflict between an exchange’s desire to profit and its obligation to ensure that its members fulfill their best execution duties. As a result, in February 2004, the SEC sought comment with respect to what action, if any, it should take with respect to internalization of order flow. While we believe that most concerns regarding internalization for large orders are lessened by the fact that the transaction occurs on an exchange after exposure to an auction environment, we cannot predict what action the SEC may take with respect to internalization or whether any such SEC action might have an effect on the options exchange business, including our business.

Market fluctuations, industry dynamics and economic and political factors beyond our control could reduce demand for our services and harm our business, and our profitability could suffer.

The global financial services industry is, by its nature, risky and unpredictable and is directly affected by many national and international factors that are beyond the control of its participants, including us. Any one of these factors may cause a substantial decline in the United States and global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our profitability. For these reasons our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Each of the risk factors listed in this “Risk Factors” section, and the following factors, may affect our operating results:

•	economic, political and market conditions in the United States and elsewhere in the world;

•	broad trends in industry and finance;

•	concerns about terrorism and war;

•	concerns over inflation and wavering institutional or retail confidence levels;

•	the availability of cash for investment by the clients of Class B-3 members;

•	consolidation in our member base and within our industry;

•	changes in government monetary policy and foreign currency exchange rates; and

•	legislative and regulatory changes.

The financial services industry and particularly the securities transactions business are dynamic and uncertain environments, and we expect exchange consolidation, member consolidation and competition to persist in the future. This environment has led to business failures and has encouraged the introduction of alternative trading venues with varying market structures and new business plans. In addition, the financial services industry is subject to extensive regulation, which may change dramatically in ways that affect industry market structure. If we are unable to adjust to the dynamism that characterizes our industry—including structural changes within our markets, technological and financial innovation and other competitive factors—our business will suffer and competitors will take advantage of opportunities to our detriment.

Seasonal fluctuations in our quarterly operating results may negatively affect our business.

Our business may experience seasonal fluctuations. As a result, our operating results for a particular portion of any year may not be indicative of the results that we expect for the full year. Our operating results may also fluctuate quarter to quarter due to a variety of factors beyond our control, including the factors discussed above under “—Market fluctuations, industry dynamics and economic and political factors beyond our control could reduce demand for our services and harm our business, and our profitability could suffer.

We must keep up with emerging technological changes in order to compete effectively in our rapidly evolving industry.

The financial services industry is characterized by rapid technological change, changes in use and members’ requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary trading platform, technology and systems obsolete. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our proprietary trading platform, software, systems and technologies. Our success will depend, in part, on our ability to:

•	develop and license leading technologies useful in our business;

•	enhance our existing trading platform and services;

•	develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective members;

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

•	continue to attract and retain highly skilled technology staff to maintain and develop our existing technology and to adapt to and manage emerging technologies.

The development of proprietary electronic trading technology entails significant technical, financial and business risks. Further, the adoption of new Internet, networking, telecommunications technologies or market practices may require us to devote substantial resources to modify and adapt our services. In such cases, we cannot assure you that we would succeed in making such improvements to our technology infrastructure in a timely manner or at all.

We cannot assure you that we will successfully implement new technologies or adapt our proprietary trading platform, technologies and systems to the requirements of our members or emerging industry standards. We also cannot assure you that we will be able to respond in a timely manner to changing market conditions or the requirements of our members. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which would have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated industry, and we face restrictions with respect to the way we conduct certain of our operations.

We operate in a highly regulated industry. Our business is subject to increasingly extensive governmental and other regulation and may be subjected to increasing regulatory scrutiny. The SEC has broad powers to audit, investigate and enforce compliance and punish noncompliance with its rules and regulations and industry standards of practice. We cannot assure you that we or our directors, officers and employees will be able to fully comply with these rules and regulations and will not be subject to claims or actions by the SEC. The SEC extensively regulates the U.S. securities industry, including our operations. We are required to comply with the rules and regulations of the SEC. In addition, as we seek to expand our product base, we could become subject to additional regulators. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of our registration as a national securities exchange.

We are an SRO. Pursuant to the Exchange Act, an SRO is responsible for regulating its members through the adoption and enforcement of rules governing the business conduct of its members. As an SRO, we have our own rules regarding listing, membership and trading that are distinct and separate from those rules applicable generally to broker-dealers as administered by the SEC, NASD, and other SROs. As an SRO, we must submit proposed changes of our rules to the SEC. The SEC will typically publish the proposal for public comment, following which the SEC may approve or disapprove the proposal as it deems appropriate. We can give no assurances that the SEC will approve any changes to our rules that we may propose. Also, we may incur significant financial costs and expend considerable human resources in connection with our surveillance and enforcement obligations, particularly to the extent we bear responsibility for prosecuting cases or proceeding against our members. Due to our status as an SRO, we have a statutory duty to allocate necessary resources to these functions, and this may limit our ability to dedicate funds and human resources in other areas.

In recent years, the securities trading industry and, in particular, the securities markets, have been subject to significant regulatory changes. Regulatory changes are generally made in response to innovations in markets and technology or to address regulators’ specific concerns, such as ensuring best execution for investors. Moreover, the securities markets have been the subject of increasing political and public scrutiny in the past few years in response to a number of developments and inquiries. In a concept release issued in February 2004, the SEC expressed specific concern and solicited comment from market participants about three options market practices: payment for order flow, specialist guarantees and internalization of orders. In July 2005, OCIE sent a letter to brokerage firms requesting information on how customer orders are routed to exchanges and whether their firms receive payment for order flow. In December 2005, OCIE sent us a notice requesting payment and collection information as part of our program. We believe these notices are part of the SEC’s examination of order-routing and trade-execution practices in the options industry. The SEC, while not banning the practice, has stated that receiving payments for orders may create a conflict of interest between a broker’s duty to obtain best execution for their customers’ orders and a broker’s own interest in increasing profits. It is unclear at present whether the SEC will take any action in the future to restrict or prohibit any of these practices or other practices that are common within the options exchange industry. However, the issuance of the concept release and recent investigations by the SEC into the activities of floor brokers and other matters suggest, in our opinion, that the SEC is taking an increased interest in market oversight issues generally.

In addition, in April 2005, the SEC adopted Regulation NMS which addressed order protection, intermarket access, sub-penny pricing, and market data and revenue sharing. While Regulation NMS specifically addressed the equities marketplace, and does not apply to the options exchanges, including ISE, it serves as a further example of SEC interest in market oversight issues which may eventually extend to the options industry.

Additionally, in October 2005, a SEC Commissioner expressed a personal view that the SEC should implement execution quality statistics for the options markets similar to those the SEC has required for the equity markets. Any of these factors or events, among others, may result in future regulatory or other changes, which could cause us to change the way we conduct our business and adversely affect our business. See “Business—Regulation.”

Our exchange is both an SRO and a for-profit business, and these two roles may create conflicts of interest.

Pursuant to the Exchange Act, we are obligated, as an SRO, to regulate and monitor our members to ensure compliance with applicable law and the rules of our exchange. The SEC staff has expressed concern about potential conflicts of interest of “for-profit” exchanges performing the regulatory functions of SROs and has specifically required the segregation of revenues received from regulatory fees and penalties from other revenues and prohibited payment of dividends from regulatory fines, fees or penalties that exchanges collect from SRO members. In addition to the risk of overly aggressive regulation, potential conflicts of interest could also result in overly lenient regulation. In either case, any failure by us to diligently and fairly regulate our members or to otherwise fulfill our regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business.

We may be required to change the manner in which we conduct business or govern ourselves or incur increased costs as a result of recently proposed changes in rules and regulations relating to SROs.

In November 2004, the SEC proposed corporate governance, transparency, oversight and ownership rules for SROs such as us, and issued a concept release examining the efficacy of self-regulation by SROs. The rule proposals and concept release were subject to a public comment period, which ended in March 2005. We do not know whether the proposals will be adopted and if adopted, adopted as proposed, or modified in response to public comment. These recently proposed changes in the rules and regulations affecting SROs by the SEC could result in changes in the manner in which we conduct business or govern ourselves. The new rules also could, among other things, make it more difficult or more costly for us to conduct our existing business or enter into new businesses. We are presently evaluating and monitoring developments with respect to the proposed rules and cannot predict or estimate the full extent to which these proposals, if adopted as proposed, may affect us or our operations or the amount of the additional costs we may incur or the timing of such costs. We also cannot predict whether or to what extent the concept release might have an effect on us or our operations. See “Business—Regulation—Potential Regulatory Developments.”

We may experience certain competitive disadvantages if we do not receive SEC approval for new business initiatives in a timely manner.

From time to time, we seek to engage in new business activities, some of which may require changes to our governing rules. Any such changes to our governing rules will require the prior approval of the SEC. See “Business—Regulation” for additional discussion regarding changes to our governing rules. To the extent we believe that a new business initiative is necessary to compete with other exchanges, but are unable to obtain SEC approval for related rule changes in a timely manner, we may be subject to certain competitive disadvantages. See “Business—Competition.”

Any failure by us to satisfy our obligations as an SRO could subject us to significant legal and regulatory costs.

Generally, the SEC has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our designation as a registered securities exchange or the registration of any of our officers or employees who violate applicable laws or regulations. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. We cannot assure you that these systems and procedures are fully effective. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of actual or alleged non-compliance with regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits for damages, which can be substantial. Any such investigation or proceeding, whether successful or unsuccessful, would result in substantial costs and diversions of resources and might also harm our business reputation, any of which could negatively affect our business.

As a financial services provider, we are subject to significant litigation risk and potential securities law liability.

Many aspects of our business involve substantial liability risks. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a member or its customer, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims against their service providers regarding quality of trade execution, improperly settled trades, mismanagement or even fraud. While our trading rules limit our liability to our members for some of our market-related activities, we could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business.

If our risk management methods are not effective, our business, reputation and financial results may be adversely affected.

We have methods to identify, monitor and manage our risks; however, these methods may not be fully effective. Some of our risk management methods may depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. If our methods are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. In addition, our insurance policies may not provide adequate coverage.

Employee misconduct or errors could negatively affect our business.

Employee misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information.

Similarly, employee errors in recording or executing transactions for customers can cause us to enter into transactions that customers may disavow and refuse to settle. In addition, we may provide customers with incorrect or incomplete descriptions of how to use our services, which may cause customers to disavow and refuse to settle transactions. These transactions expose us to risk of loss, which can be material, until we detect the errors in questions and unwind or reverse the transaction. As with any unsettled transaction, adverse movements in the prices of securities involved in these transactions before we unwind or reverse them can increase this risk.

Item 2. Properties.

Our principal executive offices are located at 60 Broad Street, New York, New York, 10004. We occupy approximately 64,400 square feet of office space under leases that expires in 2015. In addition, we also occupy approximately 10,000 square feet of office space and approximately 8,500 square feet of machine room space for a back-up facility in Jersey City, New Jersey, which houses our back-up hardware and limited operations capabilities, pursuant to a lease expiring in 2007. We believe that the space we lease is sufficient to meet our current and near-term needs; however, we anticipate the need for additional office space in the longer term to support our growth, computer operations and disaster recovery needs. In addition, we would need additional space for our computer operations if the options market began quoting penny increments.

Item 3. Legal Proceedings.

As an exchange, we are subject to routine reviews and inspections by the SEC as well as legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or other legal proceedings that we believe are reasonably likely to have a material adverse effect on our operating results, financial conditions or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock began trading on NYSE under the symbol “ISE” on March 9, 2005. The following table sets forth, for the periods shown, the high and low per share sales prices for our Class A common stock as reported on the NYSE.

	Price Range of Class A Common Stock
Period	High	Low
2005
First Quarter (beginning March 9, 2005)	$31.69	$25.31
Second Quarter	$28.24	$19.71
Third Quarter	$26.00	$20.55
Fourth Quarter	$33.44	$21.63

Holders

As of March 15, 2006, there were approximately 118 holders of record of our Class A common stock. The last reported sale price of our Class A common stock on NYSE on March 15, 2006 was $52.03 per share.

Dividends

We currently intend to pay regular quarterly dividends on our Class A common stock for fiscal year 2006. We intend that the regular quarterly dividends expected to be declared in 2006 will be in an aggregate amount not less than the aggregate amount of the proceeds received from the sale of any new Class B-2 memberships in fiscal year 2005, net of success bonuses that we may pay in connection with the completion of the sales and taxes we will pay on the proceeds. During fiscal year 2005, we sold three Class B-2 memberships for $1.5 million each for which we have not yet paid a dividend. In addition, as of March 15, 2006, we sold one additional Class B-2 membership for $1.5 million. Currently, we have 13 unsold Class B-2 memberships, and may effect such sales at any time. However, we have no present agreements with any entity with respect to the sale of such Class B-2 memberships and cannot assure that any such sales will occur.

Any payments of cash dividends in the future will be at the discretion of our board of directors, and the amount of any dividends we pay, if any, may vary from period to period. Our board of directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual restrictions, and other factors our board of directors may deem relevant. Our board of directors’ ability to declare a dividend is also subject to limits imposed by the DGCL and the SEC. Our rules require that any revenue we receive from regulatory fees or regulatory penalties be segregated, not be used to pay dividends to the holders of our Class A common stock and instead be applied solely to fund our legal, regulatory and surveillance operations. The amounts of such regulatory fees and penalties have not been material to date.

There can be no assurance that any dividends will be paid in the anticipated amounts and frequency set forth in this Annual Report on Form 10-K.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of equity securities registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2005.

Equity Compensation Plans

For securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data.

The table set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The financial information as of and for the years ended December 31, 2005, 2004 and 2003 set forth below was derived from our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The financial information as of and for the years ended December 31, 2002 and 2001 set forth below was derived from our audited financial statements and notes that are not included in this Annual Report on Form 10-K. The consolidated financial statements as of and for the years 2005, 2004, 2003 and 2002 have been audited by Ernst & Young LLP, an independent registered public accounting firm. The historical financial information may not be indicative of our future performance. You should read the information set forth below together with the other information presented in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Income Data:
Revenues
Transaction fees	$116,121	$89,532	$70,856	$50,555	$25,835
Other member fees	21,739	22,875	20,783	15,785	14,115
Market data	18,039	17,211	13,221	9,000	4,743

Total revenues	155,899	129,618	104,860	75,340	44,693

Cost of revenues
Activity remittance fees	14,075	6,451	6,010	2,322	1,405
License fees	4,816	3,175	1,678	1,098	612

Total cost of revenues	18,891	9,626	7,688	3,420	2,017

Gross margin	137,008	119,992	97,172	71,920	42,676

Expenses
Compensation and benefits	36,567	33,507	25,776	18,545	16,479
Technology and communication	13,648	16,266	20,684	20,706	22,881
Occupancy	4,492	4,026	3,662	3,398	2,679
Professional fees	5,984	4,048	3,657	2,348	3,355
Marketing and business development	3,949	3,685	5,560	3,365	1,155
Depreciation and amortization	6,017	3,980	1,402	2,048	3,143
Other	4,043	2,869	2,130	2,229	1,722

Total direct expenses	74,700	68,381	62,871	52,639	51,414
Reorganization (1)	339	2,107	—	16,083	—
Offering costs	902	—	—	—	—

Total expenses	75,941	70,488	62,871	68,722	51,414

Operating income	61,067	49,504	34,301	3,198	(8,738)
Interest and investment income	4,063	2,206	1,659	387	333

Income before income taxes	65,130	51,710	35,960	3,585	(8,405)
Provision for income taxes(2)	29,783	25,547	15,754	2,767	—

Net income	$35,347	$26,163	$20,206	$818	$(8,405)

Cash dividend per common share	$0.37	$0.34	$0.28	—	—

Earnings per share:(2)
Basic	$0.99	$0.81	$0.63	$0.04	$—
Diluted	$0.93	$0.77	$0.60	$0.04	—
Weighted average number of shares outstanding:(2)
Basic	35,849	32,139	32,139	21,573	—
Diluted	37,947	33,921	33,421	22,112	—

(1)	In April 2002, we commenced a reorganization plan. Under this plan, we made a capital distribution, changed our organizational structure, raised additional capital, cancelled a revenue sharing arrangement, and created a stock option plan. In 2004, we initiated a plan to reorganize into a holding company structure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Reorganizations and Offering Costs.”
(2)	We were a New York limited liability company (International Securities Exchange LLC) from the date of our inception until our demutualization on April 30, 2002 and as such, did not have any common stock outstanding. During that period, all income and loss was attributed to our limited liability company members. From May 1, 2002 to date, we have been a Delaware corporation responsible for the payment of all federal and state corporate income taxes.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents(1)	$170,927	$44,847	$65,687	$48,182	$15,237
Total assets	280,496	177,579	133,943	78,171	36,131
Total liabilities	95,518	96,120	67,623	23,279	26,093
Total stockholders’ equity	184,978	81,459	66,320	54,892	10,038

(1)	Included in cash and cash equivalents is $5,395, $6,071, $7,213, $6,782 and $8,454 related to the payment for order flow program and $0, $0, $519, $2,267, and $1,590 for our marketing fund as of December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Trading Statistics:(1)
Equity Options
Total U.S. industry average daily equity options contracts traded (in thousands)	5,433	4,300	3,295	2,817	2,914
Our average daily equity options contracts traded (in thousands)	1,763	1,432	972	605	264
Our market share of equity options contracts traded	32.4%	33.3%	29.5%	21.5%	9.0%

Index Options(2)
Total U.S. industry index options traded (in thousands)	536	390	307	279	234
Our index options traded (in thousands)	18	—	—	—	—
Our market share of index options traded	3.4%	—	—	—	—

(1)	Source: OCC; in February 2000, we received SEC approval to become an exchange and in May 2000, we formally commenced trading.
(2)	We began to actively market our index trading initiative in 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. See “Risk Factors” and “Forward-Looking Statements.”

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

On December 13, 2005, we completed a secondary offering for selling stockholders, in which our stockholders sold 8,000,000 shares of our Class A common stock at $30.00 per share. We did not receive any proceeds from the sale of Class A common stock from this offering nor did we sell any shares of Class A common stock.

Our business has grown substantially since we began operations in May 2000. Our total revenues have grown from $45.0 million in 2001 to $155.9 million in 2005, primarily due to increases in our trading volumes. We attribute this increased volume to our innovative market structure, lower transaction fees to our members, a higher level of customer service and increased overall industry contract trading volumes. Our net income has grown from a loss of $24.9 million in 2000 to income of $26.2 million in 2004 and $35.3 million in 2005.

Our business is impacted by macroeconomic factors impacting the U.S. economy as well as factors specific to the securities industry.

Securities Industry Business Environment

Over the past 10 years, the volume of trading in the major stock markets has grown dramatically. Average daily trading volume in NYSE-listed and Nasdaq-quoted securities increased at a compound annual rate of 16% from 188 billion shares to 852 billion shares between 1995 and 2005. This increase was due to a number of factors, including strong economic conditions, increased issuances of equity securities in the United States, record high returns in U.S. equity markets, self-directed individual investing, technological innovation, including the emergence of the Internet and market acceptance of electronic brokers that reduced transaction costs and further stimulated trading activity. As a result, the major U.S. securities markets and indexes experienced strong and rapid growth which helped fuel an increase in trading volumes. Beginning in 2000, the markets experienced severe declines resulting from the collapse of equity prices for internet and technology-related stocks, a weak and uncertain economic climate, declines in overall market capitalization, geopolitical turmoil and corporate and accounting concerns; however, volumes continued to increase, but at a slower rate than in the past. Some of these factors continue to influence the current economic environment. Beginning in the second half of 2003, the economy began a recovery as reflected in improved corporate earnings, higher equity prices, industry-wide announcements of mergers and acquisitions and increased equity underwritings, but trading volumes decreased. The market continued its recovery through 2004 and into 2005 and overall trading volumes increased from 2003 levels.

The Options Industry Business Environment

Within the U.S. options industry, contract trading volume of equity options increased at a compound annual rate of 23% from 174.4 million contracts to 1.4 billion contracts between 1995 and 2005. We believe this robust growth in contract trading volumes is primarily attributable to increased trading activity by institutional and retail investors, ongoing deployment of technology within the options industry, increasing public familiarity with options trading and beneficial changes to the market structure and enhanced competition levels within the industry largely as a result of our launch in 2000. This strong growth continued through 2005 with seasonal fluctuations, and we believe the exchange-traded options industry will continue to grow. On October 25, 2005, OCC announced that the total number of equity and index options traded for the year reached 1,184,267,123 contracts, passing the annual volume record of 1,182,040,096 contracts in 2004, an increase of 26.3% for the comparable period in 2004.

The following table reflects the growth in equity securities and equity options over the last 10 years.

Our Current Business Environment

The options industry continues to operate in an increasingly competitive environment while at the same time experiencing robust growth. Industry average daily equity options volume increased 26.3% from 4.3 million contracts during 2004 to 5.4 million contracts during 2005, and industry average daily index option volume increased 37.4% from 390,000 to 536,000 over the same period. Our average daily equity options volume increased 23.1% from 1.4 million to 1.8 million over the same period; however, our market share decreased to 32.4% from 33.3%. Our average daily index volume was 18,000 during 2005. We began to actively market our index trading initiative in 2005. Prior to 2005, our trading volume in index options were negligible.

Competitive Landscape

We currently face increased competition from the five other options exchanges now operating in the United States: CBOE, AMEX, PHLX, PCX and BOX. Our competitors are continuing to make important changes in their operations that threaten to curb the growth of, or reduce, our trading volume. In addition, as all of the exchanges have now introduced hybrid electronic trading capabilities to operate in tandem with their trading floors, certain qualities of our market are becoming more common at other options exchanges. For example, the bid/ask spreads of other exchanges, with the exception of AMEX, are now similar to the narrow bid/ask spreads of our exchange. As other options exchanges improve their market quality to reflect ours, commoditization of electronic trading in the options industry may begin, which could lead to an increase in price competition.

There have been several developments involving consolidations and alliances in the securities marketplace:

•	In the summer of 2005, Merrill Lynch & Co., Citadel Investment Group, LLC, Morgan Stanley & Co. Incorporated, UBS Securities LLC, Credit Suisse First Boston LLC and Citigroup Derivative Markets Inc. acquired in the aggregate an almost 50% equity stake in PHLX, with provisions that allow for each firm to obtain additional equity stakes based on specific performance criteria.

•	In July 2005, BSE received approval from the SEC to transfer a portion of its ownership interest in the BOX.

•	On December 8, 2005, Nasdaq acquired Instinet Group Incorporated’s subsidiary, INET ECN. Also, on August 25, 2005, Nasdaq announced that it would begin to offer customers connectivity and routing to options exchanges in the first quarter of 2006, and on January 16, 2006, the SEC approved Nasdaq as a national securities exchange and SRO.

•	On March 7, 2006, NYSE and Archipelago Holdings, Inc. merged to create NYSE Group, Inc. As a result of the merger, NYSE Group acquired PCX, one of our competitors.

Consolidations and alliances among our current competitors may create larger liquidity pools than we offer. The resulting larger liquidity pools may attract orders away from us, leading to a decline in our trading volumes and liquidity which would result in decreased revenues. In addition, consolidations or alliances among our current competitors may achieve cost reductions or other increases in efficiency, which may allow them to offer better prices or services than we do. At this time, it is unclear what effect, if any, these consolidations and alliances will ultimately have upon the competitive landscape of the options industry if exchanges become part of larger, well-capitalized organizations.

Sale of Class B-2 Memberships

During 2003, 2004 and 2005, we sold 30, 13 and three Class B-2 memberships, respectively, and all 46 were sold for $1.5 million each. The purchase price of certain Class B-2 memberships sold in 2003 was paid in full on the purchase date, while the purchase price for all others is payable in annual installments. However, each related purchase agreement grants immediate Class B-2 memberships upon consummation of the agreement. We paid a dividend to our Class A stockholders prior to our initial public offering for the net proceeds we are to receive under the installment plan as well as the sale of additional memberships. We have not distributed any net proceeds from sales in 2005.

We currently recognize revenue from the sale of Class B-2 memberships over an estimated useful life of 14 years on a straight line basis. In 2003, 2004 and 2005, we recognized related revenue of $2.1 million, $4.0 million and $4.5 million, respectively.

OMX

All of our market participants have their orders matched using exchange trading technology developed for our exchange by us in collaboration with OMX. OMX specializes in developing electronic exchanges and has delivered electronic trading systems to a number of international exchanges and clearing houses. Our central exchange system is an enhanced version of OMX’s standard trading software platform, modified to include functionality we designed to accommodate the complexities of options trading strategies and U.S. securities regulations.

We currently have two main contracts with OMX—a DLA and Support Agreement:

•	DLA—Under the DLA, OMX granted us a license to use its exchange software and trading application. In September 2003, we expanded the scope of the DLA to grant us a broadened license for equities products based on cash and derivatives, as well as for derivatives on fixed income, currency and commodities. We agreed to pay OMX a fee based on each contract we traded in exchange for the original license. We paid a fixed amount for the broadened license. In June 2004, we renegotiated our DLA and agreed to pay OMX $27.7 million to eliminate the fee per contract of which $21.3 million was paid in October 2004, with the remainder to be paid over the next seven years. We have capitalized this obligation, amortizing it over an estimated life of seven years, and recorded a related liability. Further, in December 2005, we amended the DLA to increase the minimum amount we are obligated to pay OMX for delivering enhancements under the Support Agreement.

•	Support Agreement—Under this agreement, OMX is obligated to provide us with customer service and support with respect to our use and operation of the software that OMX licensed and adapted pursuant to the DLA. OMX is further obligated to develop and deliver releases or enhancements to such software. The Support Agreement is in force for the next five years.

Under the DLA and Support Agreement, we are obligated to pay OMX a minimum of $17.7 million over the next five years.

Seasonality

In the securities trading industry, quarterly revenue fluctuations are common and are due primarily to variations in trading volumes. We believe we experience increased levels of trading activity in the first and fourth quarters, and decreased levels of trading activity in the second and third quarters. To date, these seasonal trends may have been masked by the significant quarter over quarter growth in our trading volumes and operating results. As a result of this and other factors described elsewhere in this Annual Report on Form 10-K, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and the results of any quarter are not necessarily indicative of results of any future period. For a discussion of our quarterly operating results for the twelve most recent fiscal quarters, see “—Quarterly Results.”

Sources of Revenues and Related Business Trends

Our revenues are derived primarily from transaction fees, other member fees and market data fees. We also earn interest and investment income.

Transaction Fees

Transaction fees have accounted for, and continue to account for, a majority of our revenues. Transaction fees consist of fees we charge to our members for execution and comparison of trades, surcharges for trading licensed products and activity fees assessed on the sales value of the transaction. Transaction fees are recorded as transactions occur on a trade-date basis. We generally charge transaction fees on each side of a buy or sell transaction, or on a per-side basis.

Presently, the transaction fee for market maker’s varies based upon the overall contract trading volume on our exchange. As our ADV rises above certain levels, the transaction fee for our market makers is reduced. Therefore, as our volumes have increased, this fee has decreased from $0.22 per side in 2002 to $0.18 in 2004. For the first nine months of 2005, this fee was $0.18; however, beginning in October 2005, this fee decreased to $0.17.

Based on our current fee structure, our market maker transaction fee will change when our monthly ADV reaches the following thresholds:

Monthly ADV (in thousands)	Transaction Fee
1,045 - 1,343	$0.19
1,343 - 1,880	$0.18
1,880 - 3,133	$0.17
3,133 - 9,400	$0.16
Greater than 9,400	$0.15

At times, we have reduced or waived certain fees for a period of time in order to attract specific segments of the options trading business, to promote specific products or to address competitive pricing pressures in the marketplace. For example, we have not charged and do not currently charge our members for executing non-broker-dealer customer orders on our exchange except for options on our premium products. This has amounted to waivers of $12.8 million in 2003, $21.6 million in 2004 and $27.5 million in 2005. Non-broker-dealer customer orders are transactions submitted on behalf of a member’s customer as opposed to firm proprietary orders, which members submit on behalf of their own trading business. Non-broker-dealer customer orders comprised 35.7% of our total sides in 2003, 39.1% in 2004 and 41.3% in 2005. Therefore, generally, increases in our non-broker-dealer customer orders reduce our average revenue per side. However, any reductions or waivers of fees may be ended at any time. We expect our non-broker-dealer customer orders to level off and remain in the 40% range. In addition, in December 2005 we changed our firm proprietary and far away market maker transaction fee to a fixed rate of $0.18 per side from a trading volume-based rate.

We expect our transaction fee revenues will continue to constitute the largest percentage of our total revenues and continue to fluctuate significantly based upon trading volumes, pricing changes and trading mix of market maker, firm proprietary and non-broker-dealer customer sides. We continually examine our fee structure in light of competitive changes in the marketplace. We continue to evaluate our product pricing and may make further reductions or waivers of fees, which may negatively affect our revenues. Since the contract trading volume of options is largely based upon the equity security underlying the options contract, our transaction fee revenues may be impacted by fluctuations in the overall volumes and volatility in the markets and in the underlying stock’s trading volume. Also, our transaction fee revenues may be impacted by volatility of the overall contract trading volumes and volatility of the U.S. exchange-listed and over-the-counter stock markets.

Efficiencies have enabled us to charge transaction fees that are among the lowest in the industry. We believe that our position as a market leader in establishing low transaction fees currently provides us with a significant advantage relative to our competitors and, based on our volume-based transaction fee schedule, will continue to provide such advantages even as we reduce our fees at higher contract trading volumes.

Other Member Fees

Other member fees represent:

•	Fees for connectivity and access to our exchange;

•	Revenue from the sale of Class B-2 memberships, including imputed interest from installment sales;

•	Fees for use of our communications network, equipment and trading software; and

•	Regulatory and administrative fees.

•	Fees for our marketing fund program

Access and regulatory and administrative fees are primarily affected by the number of participants that become members of our exchange. Connectivity fees vary based on the number of users logging into our trading system from our members. Communication, equipment and software fees vary based on capacity requirements that are dictated by the number of quotes, or orders, and related updates that members submit to our trading system as well as the communication method chosen by the member.

Connectivity and access fees and communications, equipment and trading software fees are charged and recognized on a monthly basis. Administrative fees are charged and recognized as incurred. Regulatory fees are charged on an annual basis to cover our costs for surveillance systems and staff and recognized over a twelve- month period. Deferred revenue from the sale of Class B-2 memberships is recognized over 14 years.

During 2003, we sold 30 Class B-2 memberships; during 2004, we sold 13; and during 2005, we sold three. These memberships give the purchasers the right to act as CMMs, as well as certain other privileges on our exchange. We recognize revenue from these sales over 14 years on a straight line basis. These Class B-2 memberships were sold for $1.5 million per Class B-2 membership pursuant to separate purchase agreements. For Class B memberships sold on an installment basis, we record imputed interest at a rate of 5.28% over the term of the installment sale. To the extent installments are paid earlier than scheduled, we will be required to accelerate the remaining unamortized discount or interest, which may substantially increase our revenue reported in that period. In addition, as of March 15, 2006, we sold one additional Class B-2 membership and we anticipate selling all of the remaining unsold 13 Class B-2 memberships. We may effect such sales at any time, however, we have no present agreements with any entity with respect to the purchase of such Class B-2 memberships and cannot assure any such sales will occur.

We make payments for discretionary business development activities to attract order flow to our exchange. Under our marketing fund program, we assessed fees to our market makers until July 2002, when we discontinued the assessment of such fees. From July 2002 through July 2004, when the program formally ended, we distributed all the amounts remaining from those fees under general rules and guidelines established by the market makers, at our discretion. Accordingly, we reflected the assessments and payments on a gross basis where marketing fund revenues we recognized were offset dollar-for-dollar by expenses that we recognized and that were associated with payments we made from this fund.

We expect our other member fees to fluctuate based upon the number of members on our exchange, communication technology changes and the sale of our remaining 13 Class B-2 memberships.

Market Data Fees

Market data fees represent the sale of our transaction information, often referred to as market data, through OPRA. Revenue is recorded as transactions occur on a trade-date basis. OPRA gathers market data from various options exchanges and, in turn, sells this market data to third parties. As a participant exchange, we sit on a committee with other participant exchanges that administers the OPRA Plan. Revenue generated by OPRA from the sale of market data is shared among OPRA’s participants according to the relative number of trades executed by each of the participant exchanges. A trade consists of a single transaction, but may consist of several contracts. Each participant exchange’s share of market data revenue generated by OPRA is calculated on a per trade basis and is not based on the underlying number of contracts. We expect our market data revenues to continue to fluctuate based upon trading volumes and OPRA’s profitability. In addition, if the options markets begin quoting in penny increments, we would expect OPRA to have increased costs for upgrading the capacity of its systems which may reduce our market data revenues.

Cost of Revenues

Cost of revenues is comprised of:

•	Activity remittance fees we pay to the SEC pursuant to Section 31 of the Exchange Act. These fees are designed to recover costs to the government for the supervision and regulation of securities markets and securities professionals. This expense is wholly offset by activity assessment fees we charge our members which is included in transaction fees.

•	License fees we pay for our members to trade licensed products, primarily options on ETFs and indexes. This expense is offset by surcharges we charge our members for trading these products which is included in transaction fees.

Components of Expenses and Related Business Trends

Compensation and Benefits

Employee compensation and benefits expense includes salaries, incentive compensation, stock-based compensation and related employee benefits and taxes. Salaries, incentive and stock-based compensation account for the majority of our compensation and benefits expense. Virtually all of our employees receive annual incentive compensation and prior to our initial public offering, participated in our long-term performance-based profit-sharing plan, both of which are based on our overall operating results as well as their individual performance. As a result, a portion of this expense fluctuates based on our operating results. After our initial public offering, we replaced our profit sharing plan with a stock-based plan, which will likely result in higher expenses than our previous plan. In addition, we granted a one-time restricted stock award to all our employees in connection with our initial public offering.

Technology and Communication

Technology and communication expense consists primarily of costs associated with maintenance of and enhancements to our central trading system, network connections to our members, our office communication and software and equipment expenses. Costs associated with our central trading system account for the majority of this expense and are comprised of a licensing fee based upon usage and maintenance of software from OMX. We license our central trading system from OMX under a multi-year contractual relationship and, prior to June 30, 2004, paid a fee per each transaction executed on our exchange. In June 2004, we renegotiated and eliminated the per transaction fee with OMX and replaced it with a fixed fee. As a result of the renegotiation of our DLA with OMX, our software amortization will increase with a corresponding decrease in technology and communications expense. We also pay for costs for enhancements and maintenance of the system and in December 2005, we increased the minimum amount that we are obligated to pay for these enhancements. Technology and communication expense generally fluctuates based upon long-term trends in our business activity. Certain elements of this expense, which we incur in anticipation of certain transaction volume levels, have both a fixed and variable nature. Once we incur these expenses initially, we may not incur them going forward on a recurring, annual basis. As a result of the importance of our systems to the viability of our business, we continue to invest heavily in areas such as system capacity and reliability, increased functionality and performance and security. We also must modify our systems from time to time to comply with various regulatory requirements and competitive responses. The expenses we incur for these modifications may vary substantially from period to period. We anticipate technology and communication expense to fluctuate with increases in volumes and trading system enhancements as well as technology changes in the industry. In addition, if the options markets begin quoting in penny increments, we would expect to have increased costs for upgrading the capacity of our systems.

Occupancy

Occupancy costs consist primarily of rent, maintenance and utilities for offices and facilities for our corporate headquarters in downtown New York City and our back-up facilities located in Jersey City, New Jersey. Our primary lease in New York City expires in 2015. We continually review our occupancy needs in light of our headcount growth as well as factors that affect our computer operations and disaster recovery needs. We anticipate higher occupancy costs in the future to support our growth, computer operations and disaster recovery needs. In addition, we would need additional space for our computer operations if the options market began quoting in penny increments.

Professional Fees

Professional fees consist of technology consulting, legal, regulatory and accounting fees. These expenses fluctuate as a result of changes in our requirements for major undertakings that require the use of professional services. Professional fees are generally discretionary in nature; however there are fixed components. As an SRO, we are required to regulate our members and as such, we employ the services of NASD to perform certain of these functions. Furthermore, certain expenses, such as those related to new business initiatives or litigation, may fluctuate from year to year. Also, as a result of becoming a public company, we have incurred higher legal and audit fees.

Marketing and Business Development

Marketing and business development expense consists of advertising, public relations and product promotion campaigns that are initiated to promote brand awareness as well as existing and new products and services. This expense also includes seminar, conference and convention expenses related to trade shows and other industry events. These expenses may vary based upon management’s discretion. Also included are expenses we recognize under our marketing fund program. As discussed in “—Sources of Revenues—Other Member Fees” above, marketing fund expenses are offset dollar-for-dollar by revenues we recognize that are associated with payments we make from this fund. This program ended in July 2002. As marketing and business development expenses are discretionary in nature, we expect them to fluctuate based upon the branding needs of our business, new business initiatives such as our index business, and our overall financial results.

Depreciation and Amortization

Depreciation and amortization expense results primarily from the amortization of software licenses and leasehold improvements, as well as depreciation of the fixed assets we purchase. We expect to incur additional software amortization expense related to capitalizable enhancements of our trading system in order to remain competitive. In addition, our leasehold improvements amortization may increase as we review our office space and computer operations requirements as well as our disaster recovery needs. As a result of the renegotiation of our DLA with OMX, our software amortization will increase with a corresponding decrease in technology and communications expense.

Other Expenses

Other expenses include board of director expenses, travel and entertainment related costs, general office expenses and liability insurance premiums.

Interest and Investment Income

Interest and investments consists of:

•	Interest income generated from short-term money market accounts and investments of our excess cash in U.S. Treasuries.

•	Realized and unrealized gains and losses from our securities that are mutual funds associated with our long-term incentive compensation plan. Changes in the value of these securities for the vested portion of the plan are offset dollar-for-dollar by expenses or credits to our compensation and benefits expense. We are at risk for changes in the value of the unvested portion of the plan.

Provision for Income Taxes

Provision for income taxes is based on the application of prevailing federal, state and local tax rates. The difference between our effective tax rate and the statutory tax rate may vary from period to period, but primarily results from state and local taxes and the effect of certain non-deductible expenses. We expect our effective tax rate for our core options business to be approximately 45% in 2006.

Reorganization and Offering Costs

In 2004, in connection with our initial public offering, we initiated a plan to reorganize into a holding company structure. As a part of this, we obtained a favorable private letter ruling from the IRS relating to the tax treatment of the reorganization. The ruling from the IRS provides comfort that the reorganization qualifies as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code, or the Code. We incurred professional fees of $2.1 million in 2004 and $0.3 million in 2005 related to this reorganization and expect to incur additional charges as we complete our holding company structure.

The holders of all shares of Class A common stock outstanding prior to our initial public offering are parties to a Stockholders Agreement. In accordance with this agreement, we will bear all expenses incurred in connection with the registration of their shares of Class A common stock, for up to two such registrations per calendar year, other than underwriting discounts and commissions and transfer taxes whether or not such registration becomes effective, subject to certain specified exceptions. We incurred $0.9 million of expenses during 2005 related to our secondary offering of Class A common stock by our stockholders.

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

We also believe that, as an SRO, we will likely be subject to additional corporate governance, transparency, oversight and ownership rules proposed by the SEC in November 2004. We are presently evaluating and monitoring developments with respect to the proposed rules and cannot predict or estimate the full extent to which these proposals, if adopted as proposed, may affect us or our operations or the amount of the additional costs we may incur or the timing of such costs. See “Regulation—Potential Regulatory Developments.”

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

Non GAAP Financial Measures

In an effort to provide additional information regarding our results as determined by U.S. generally accepted accounting principles, or GAAP, we also disclose certain non-GAAP information which we believe provides useful information. Our management reviews this non-GAAP financial measurement when evaluating our financial performance and results of operations; therefore, we believe it is useful to provide information with respect to these non-GAAP measurements so as to share this perspective of management. Non-GAAP measurements do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other companies. These non-GAAP financial measures should be considered in the context with our GAAP results.

We have disclosed financial measures using our net transaction fees which we define as our transaction fees less activity remittance fees and ETF and index license fees. Under GAAP, activity remittance fees and ETF and index license fees are required to be recorded on a gross basis. Since activity remittance fee and ETF and index license fees are wholly offset by corresponding amounts in transaction fees, management believes presenting net transaction fees provides a clearer measure of our transaction related performance.

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per side amounts)
Transaction fees	$116,121	$89,532	$70,856
Less cost of revenues:
Activity remittance fees	(14,075)	(6,451)	(6,010)
ETF and index license fees	(4,816)	(3,175)	(1,678)

Total cost of revenues	(18,891)	(9,626)	(7,688)

Net transaction fees	$97,230	$79,906	$63,168

Total sides	897,391	721,706	489,757

Average transaction fee per side	$0.129	$0.124	$0.145
Average cost of revenues per side	(0.021)	(0.103)	(0.016)

Average net transaction fee per side	$0.108	$0.111	$0.129

Financial Overview

Key Statistical Information

The following table presents key transaction volume information, as well as other selected operating information for the periods presented. A description of how we calculate our market share, our trading volumes and other operating measures is set forth below.

	Year Ended December 31,
	2005	2004	2003
Trading days	252	252	252

Average daily trading volume (contracts):(1)(2)
U.S. industry equity options traded (in thousands)	5,433	4,300	3,295
Our equity options traded (in thousands)	1,763	1,432	972
Our market share of equity options traded	32.4%	33.3%	29.5%

U.S. industry index options traded (in thousands)	536	390	307
Our index options traded (in thousands)	18	—	—
Our market share of index options traded	3.4%	—	—

Our member total trading volume (sides, in thousands):(3)
Customer	370,772	282,367	174,798
Firm proprietary	84,288	53,464	39,257
Market maker	442,332	385,875	275,702

Total	897,392	721,706	489,757

Our market share of total industry trading:(4)
Customer	30.3%	27.5%	21.3%
Firm proprietary	22.0%	20.1%	17.8%
Market maker	31.5%	36.1%	35.6%

Revenue:
Average transaction fee per side(5)	$0.129	$0.124	$0.145
Average cost of transaction fee per side(6)	(0.021)	(0.013)	(0.016)
Average net transaction fee per side(6)	$0.108	$0.111	$0.129

Average transaction fee per revenue side(7)	$0.178	$0.180	$0.196

Our trades:(8)
Average contracts per trade	17.8	17.3	17.8
Average trades per day (in thousands)	100.3	82.8	54.8
Total number of trades (in thousands)	25,269	20,858	13,801
Our market share of industry trade volume	33.8%	35.0%	29.3%

Our listed issues:(9)
Average number of issues traded during the period	743	655	560

Our members (average number trading during period):
PMMs	10	10	10
CMMs	136	135	110
EAMs	95	95	89

Total	241	240	209

Employees at end of period	185	151	137

(1)	Represents single counted contract volume. For example, a transaction of 500 contracts on our exchange is counted as a single 500 contract transaction for purposes of calculating our volumes, even though we may receive transaction fees from parties on both sides of the transaction, one side of a transaction, or in some cases, neither side of a transaction.

(2)	Our market share is calculated based on the number of contracts executed on our exchange as a percentage of total industry contract volume.
(3)	Represents each side of a buy or sell transaction. For example, a transaction of 500 contracts on our exchange is counted as two sides of 500 contracts, representing a buy and a sell transaction. We do not currently receive transaction fees from non-broker-dealer customer sides except for options on our premium products. Non-broker-dealer customer orders comprised 41.3% of our total sides in 2005, 39.1% in 2004, and 35.7% in 2003.
(4)	Represents our market share of total U.S. industry equity trading for members trading on our exchange based on contract trading volume.
(5)	Average transaction fee per side is calculated by dividing our transaction fees of $116.1 million, $89.6 million and $70.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, by the total number of sides executed on our exchange. We have not charged our members for executing non-broker-dealer customer orders on our exchange except for options on our premium products. This has amounted to waivers of $27.5 million in 2005, $21.6 million in 2004, and $12.8 million in 2003. Comparing our average transaction fee per side to our average transaction fee per revenue side reflects the negative effect of our fee waivers on our revenues, on a per side basis.
(6)	Average cost of transaction fee per side is calculated by subtracting cost of revenues from transaction fees, which we refer to as net transaction fees, and dividing the result by the total number of sides executed on our exchange.
(7)	Our average transaction fee per revenue side reflects the transaction fee we charge to our market participants per our publicly available pricing schedule. These schedules were part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the Exchange Act. The SEC may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act.
(8)	Members can have several contracts per trade. Trades represent the number of trades cleared through OCC. Market data revenue is generated on a per trade basis, not on a contract basis.
(9)	By “issues” we mean the number of securities underlying our options. We trade multiple options series on each underlying security.

We derive our data from our own records and data for the markets in which we compete from information published by or prepared for OCC and OPRA.

Results of Operations

The following table sets forth our consolidated statements of income data for the periods presented as a percentage of total revenue:

	Year Ended December 31,
	2005	2004	2003
Revenues:
Transaction fees	74.5%	69.1%	67.6%
Other member fees	13.9	17.6	19.8
Market data	11.6	13.3	12.6

Total revenues	100.0	100.0	100.0

Cost of revenues:
Activity remittance fees	9.0	5.0	5.7
License fees	3.1	2.4	1.6

Total cost of revenues	12.1	7.4	7.3

Gross margin	87.9	92.6	92.7

Expenses:
Compensation and benefits	23.4	25.9	24.6
Technology and communications	8.8	12.5	19.7
Occupancy	2.9	3.1	3.5
Professional fees	3.8	3.1	3.5
Marketing and business development	2.5	2.8	5.3
Depreciation and amortization	3.9	3.1	1.3
Other	2.6	2.2	2.0

Total direct expenses	47.9	52.7	59.9
Reorganization	0.2	1.6	—
Offering costs	0.6	—	—

Total expenses	48.7	54.3	59.9

Operating income	39.2	38.3	32.8
Interest and investment income	2.6	1.7	1.6

Income before provision for taxes	41.8	40.0	34.4
Provision for income taxes	19.1	19.7	15.0

Net income	22.7%	20.3%	19.4%

Year Ended December 31, 2005 versus December 31, 2004

Overview

Net income increased 35.1% to $35.3 million in 2005 from $26.2 million in 2004, primarily due to increased trading volumes on our exchange. Our expenses increased 7.7% to $75.9 million in 2005 from $70.5 million in 2004, primarily due to increased compensation costs, professional fees and other expenses. We incurred reorganization costs of $0.3 million in 2005 and $2.1 million in the comparable period in 2004.

Revenues

Transaction Fees

Transaction fee revenues increased 29.7% to $116.1 million in 2005 from $89.5 million in 2004, primarily due to increased trading volumes on our exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options in 2005 increased 26.3% from the comparable period in 2004. Our ADV increased 23.1% over the same period and our market share decreased to 32.4% from 33.3%. Our ADV in index options was 18,000 for the year ended December 31, 2005. We began to actively market our index trading initiative in 2005. Prior to that, our trading in index options was negligible.

•	The average number of issues available to trade on our exchange increased to 743 in 2005 from 655 in 2004.

Our average transaction fee per side increased 4.0% to $0.129 in 2005 from $0.124 in 2004 due to higher activity remittance fees and ETF and index license fees. Activity remittance fees increased due to higher assessments on our transactions pursuant to Section 31 of the Exchange Act. Also increasing were licensing fees on ETF and index options due to increased volume in these products. Partly offsetting these increases was a decrease in our average pricing from $0.180 to $0.178 as a result of reaching certain overall volume thresholds. Our average net transaction fee per side, which excludes activity remittance fees and ETF and license fees, decreased 2.7% to $0.108 in 2005 from $0.111 in 2004. This decrease was primarily due to the proportional increase in our non-broker-dealer customer sides. We currently do not charge any fees for most non-broker-dealer customer equity options transactions, except for options on our premium products. Had we not charged non-broker-dealer customer sides for trading premium products, our average net transaction fee per side would have been $0.003 less for the year ended December 31, 2005. Non-broker-dealer customer transactions represented 41.3% of all sides executed on our exchange in 2005 compared to 39.1% in 2004. However, overall revenues generated from increased market maker and firm proprietary sides, on which we do charge transaction fees, more than offset the increase in non-broker-dealer customer sides and the decrease in average net transaction fee per side.

Other Member Fees

Other member fees decreased 5.0% to $21.7 million in 2005 from $22.9 million in 2004. The decrease was primarily driven by lower imputed interest, communication and software fees and regulatory and administrative fees. Imputed interest from our sale of Class B-2 memberships decreased by $1.1 million due to the prepayments of installments as a result of members selling their memberships to other broker-dealers. Software fees decreased $0.5 million as reimbursement from our marketing fund ended in July 2004. Communication fees decreased $0.4 million as we continue to direct our members to obtain and pay for their own communication lines to our network, which, in turn, reduces some of our costs associated with these lines. Partly offsetting these decreases was an increase in revenue recognized from the sale of Class B-2 memberships of $0.5 million and a corresponding increase in membership fees of $0.3 million.

Market Data Fees

Market data revenues increased 4.8% to $18.0 million in 2005 from $17.2 million in 2004. The increase was primarily attributable to increased profit by OPRA during the period. Our number of trades increased 21.1% during the timeframe. We accounted for 33.8% of total industry trades in 2005 and 35.0% in 2004.

Expenses

Compensation and Benefits

Compensation and benefits expense increased 9.1% to $36.6 million in 2005 from $33.5 million in 2004. The increase was primarily due to increased headcount and higher stock-based compensation. Our headcount increased to 185 as of December 31, 2005 from 151 as of December 31, 2004 driven by new business initiatives, support for our overall growth, and public company requirements. Also included in compensation and benefits is $4.8 million of stock-based compensation related to options and restricted stock we granted in connection with year-end compensation and our initial public offering. We adopted SFAS No. 123(R) effective January 1, 2005 as part of our initial public offering, and accordingly began to expense options, which accounted for $0.9 million of our total stock based compensation for the year ended December 31, 2005. Partly offsetting these increases is lower cash incentive compensation of $2.2 million. Our incentive compensation was higher in 2004 due to a higher cash bonus pool in connection with our initial public offering. Also decreasing were success bonuses payable in conjunction with sales of Class B-2 memberships which decreased by $2.5 million.

Technology and Communication

Technology and communication expense decreased 16.1% to $13.6 million in 2005 from $16.3 million in 2004. Fees paid to OMX decreased $2.3 million due to lower licensing fees as we signed a new agreement in September 2004 changing this fee from usage based to a capitalized software license fee which we amortize through depreciation and amortization.

Occupancy

Occupancy expense increased 11.6% to $4.5 million in 2005 from $4.0 million in 2004, primarily due to additional space leased for business continuity purposes.

Professional Fees

Professional fees increased 47.8% to $6.0 million in 2005 from $4.0 million in 2004. The increase was primarily due to higher public company related expenses for accounting and legal services. In addition, we incurred legal fees in connection with ongoing litigation from our decision to list options on certain ETFs without seeking a license from the creators of the indexes underlying those ETFs, and a challenge to our creation and dissemination of the ISE Gold Index™. The revenues we have earned from trading these ETFs has more than offset any legal fees we have incurred.

Marketing and Business Development

Marketing and business development expense increased 7.2% to $3.9 million in 2005 from $3.7 million in 2004. The increase was primarily due to higher annual report costs as a result of becoming a public company.

Depreciation and Amortization

Depreciation and amortization increased 51.2% to $6.0 million in 2005 from $4.0 million in 2004. Amortization of our trading system licenses increased $1.8 million due to the purchase of expanded trading licenses from OMX in September 2003 and the renegotiation of our agreements with OMX in September 2004 referred to above.

Other Expenses

Other expenses increased 40.9% to $4.0 million in 2005 from $2.9 million in 2004. Insurance expense increased $0.6 as a result of higher coverage subsequent to our initial public offering and other general expenses increased $0.6 million in conjunction with our overall growth.

Reorganization and Offering Costs

We incurred $0.3 million of reorganization costs in 2005 and $2.1 million in 2004. These expenses consisted primarily of legal, accounting and other professional fees related to our reorganization into a holding company structure. In addition, we incurred $0.9 million of expenses in 2005 for legal and accounting services in connection with our secondary offering.

Interest and Investment Income

Interest and investment income increased 84.2% to $4.1 million in 2005 from $2.2 million in 2004. The increase was primarily attributable to $2.6 million of additional interest income on higher average cash balances partly offset by lower unrealized gains on securities owned of $0.7 million.

Provision for Income Taxes

Our tax provision increased to $29.8 million in 2005 from $25.5 million in 2004. Our rate was 45.7% in the year ended December 31, 2005 compared to 49.4% in the comparable period in 2005 due to higher levels of non-deductible reorganization expenses. Our rate during 2005 also reflects a lower tax rate on returns from our invested cash.

Year Ended December 31, 2004 versus December 31, 2003

Overview

Net income increased 29.5% to $26.2 million in 2004 from $20.2 million in 2003, primarily due to increased trading volumes and higher revenue from the sale of additional Class B-2 memberships. Our expenses increased 12.1% to $70.5 million in 2004 from $62.9 million in 2003, primarily due to higher incentive compensation and increased headcount as well as reorganization costs.

Revenues

Transaction Fees

Transaction fee revenues increased 26.4% to $89.5 million in 2004 from $70.9 million in 2003, primarily due to increased trading volume on our exchange. This strong volume growth was due to several factors, including the following:

•	Industry ADV for equity options for 2004 increased 30.5% from 2003. Our ADV increased 47.3% over the same period and our market share increased to 33.3% from 29.5%.

•	The average number of members who executed transactions on our exchange increased to 240 in 2004 from 209 in 2003. This was primarily due to the sale of additional Class B-2 memberships to CMMs.

•	The average number of issues available to trade on our exchange increased to 655 in 2004 from 560 in 2003.

•	Our overall market share of market maker and firm proprietary sides of equity options executed on all U.S. options markets increased to 36.1% and 20.1%, respectively, in 2004 from 35.6% and 17.8%, respectively, in 2003. “Market maker sides” refers to sides that PMMs or CMMs execute; “firm proprietary sides” refers to sides that broker-dealers other than PMMs or CMMs execute, generally transactions by non-market makers for their proprietary trading accounts as well as orders from market makers from other competing exchanges.

Our average transaction fee per side decreased 14.5% to $0.124 in 2004 from $0.145 in 2003 due to a decrease in our average pricing from $0.196 to $0.18 due to reaching certain overall volume thresholds. Partly offsetting this decrease was higher activity remittance fees and ETF and index license fees. Activity remittance fees increased due to higher assessments on our transactions pursuant to Section 31 of the Exchange Act. Also increasing were licensing fees on ETF and index options due to increased volumes in these products. Our average net transaction fee per side, which excludes activity remittance fees and ETF and license fees, decreased 14.0% to $0.111 in 2004 from $0.129 in 2003. This was due to a decrease in our transaction fee pursuant to our pricing structure as well as an increase in non-broker-dealer customer sides. We did not charge any fees for non-broker-dealer customer transactions during these periods. Non-broker-dealer customer transactions represented 39.1% of all sides executed on our exchange in 2004 compared to 35.7% in 2003. However, overall revenues generated from increased market maker and firm proprietary sides, on which we do charge transaction fees, more than offset the increase in non-broker-dealer customer sides and the decrease in average net transaction fee per side.

Other Member Fees

Other member fees increased 10.1% to $22.9 million in 2004 from $20.9 million in 2003. The increase was primarily due to an increase of $2.9 million for revenue recognized related to the sale of additional Class B-2 memberships, including $0.9 million of imputed interest on an installment sale paid ahead of schedule. We recognized revenue associated with the sale of 30 Class B-2 memberships in 2003; an additional 13 Class B-2 memberships in 2004. Each Class B-2 membership was sold for $1.5 million and we recognize revenue from the sale over 14 years on a straight line basis, as well as imputed interest on Class B-2 memberships sold on an installment basis. In addition, our connectivity fees increased $2.2 million due to the additional Class B-2 members. Partly offsetting these increases was a decrease of $1.0 million related to lower communication fees as we continue to direct our members to obtain and pay for their own communication lines to our network. This, in turn, reduces some of our costs associated with these lines. Also decreasing were revenues from our marketing fund program, which ended in July 2004. Marketing fund revenues decreased $1.7 million from 2003 versus 2004. Marketing fund revenues are offset dollar-for-dollar by expenses incurred for this program.

Market Data Fees

Market data revenues increased 30.2% to $17.2 million in 2004 from $13.2 million in 2003. The increase was primarily attributable to a proportionately higher number of trades executed on our exchange as well as increased revenues earned by OPRA during the period. Our number of trades increased 51.2% in 2004 from 2003. We accounted for 35.0% of total industry trades in 2004 compared to 29.3% in 2003.

Expenses

Compensation and Benefits

Compensation and benefits expense increased 30.0% to $33.5 million in 2004 from $25.8 million in 2003. The increase was primarily due to increased incentive compensation expense for both our annual and long-term performance-based profit-sharing plans. The higher expense in the annual plan reflects our increased profitability versus 2003 as well as one-time awards granted in contemplation of our initial public offering. Under our long- term incentive compensation plan, each year we grant to our employees incentive compensation that vests over three years. Similarly, we recognize expense related to each year’s grant over three years. Our expenses related to this plan were higher in 2004, which represented grants made during the three-year period from 2001 to 2003, versus expenses for 2003, which represented grants made during the two-year period from 2001 through 2002. Also contributing to an increase in expense were higher costs as a result of increased headcount to support our growth. Our headcount increased to 151 as of December 31, 2004 from 137 as of December 31, 2003.

Technology and Communication

Technology and communication expense decreased 21.4% to $16.3 million in 2004 from $20.7 million in 2003. Fees paid to OMX decreased $2.7 million due to lower licensing fees as we have signed a new agreement changing this fee from usage based to fixed price, as well as lower enhancement fees which were predominantly capitalized in 2004 in accordance with generally accepted accounting principles. Costs related to our communication network decreased $1.8 million primarily as a result of directing our members to obtain and pay for their own communication lines to our network, as well as lower leasing costs resulting from favorable rates and equipment efficiencies.

As a result of the renegotiation of our DLA with OMX, our software amortization will increase by approximately $4.0 million annually with a corresponding decrease in technology and communications expense of $5.0 million annually.

Occupancy

Occupancy expense increased 9.9% to $4.0 million in 2004 from $3.7 million in 2003, primarily due to higher lease expense as a result of expanding our office space to support our growth in headcount as well as expanded space for disaster recovery purposes.

Professional Fees

Professional fees increased 10.7% to $4.0 million in 2004 from $3.7 million in 2003. The increase was primarily due to higher technology consulting costs for on-going maintenance and routine enhancements to our trading technology and internal systems as well as higher regulatory costs related to our member surveillance responsibilities.

Marketing and Business Development

Marketing and business development expense decreased 33.7% to $3.7 million in 2004 from $5.6 million in 2003. The decrease was due primarily to the termination of the marketing fund.

Depreciation and Amortization

Depreciation and amortization increased to $4.0 million in 2004 from $1.4 million in 2003. Amortization of our trading system licenses increased $2.1 million due to the purchase of expanded trading licenses from OMX in September 2003 and the renegotiation of our DLA with OMX in June 2004. Depreciation of our furniture and fixtures increased $0.1 million due to additional purchases to support our expanded office space.

As a result of the renegotiation of our DLA with OMX, our software amortization will increase by approximately $4.0 million annually with a corresponding decrease in technology and communications expense of $5.0 million annually.

Other Expenses

Other expenses increased 34.7% to $2.9 million in 2004 from $2.1 million in 2003. This increase was primarily due to the increases in travel and entertainment for $0.4 million, office and insurance for $0.3 million and board fees for $0.1 million to support our growth.

Reorganization

We incurred $2.1 million in reorganization costs in 2004. These expenses consist primarily of legal and other professional fees related to our anticipated reorganization into a holding company structure.

Interest and Investment Income

Interest and investment income increased 33.0% to $2.2 million in 2004 from $1.7 million in 2003 primarily due to higher interest income resulting from our higher average cash balances and a $0.2 million increase in unrealized gains on securities owned.

Provision for Income Taxes

Our tax provision increased to $25.5 million in 2004 from $15.8 million in 2003 as a result of increased income before taxes. Our effective tax rate increased to 49.4% from 43.8% over the same period primarily due to a higher allocation of income in New York State and New York City which has a high tax rate, the non-deductibility of reorganization costs, and the expiration of certain credits related to our location in downtown New York City.

Quarterly Results

The following tables set forth selected unaudited consolidated quarterly statement of income data, both in dollar amounts and as a percentage of total revenues, and selected unaudited consolidated quarterly operating data for the twelve quarters ended December 31, 2005. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such. We believe we experience increased levels of trading activity in the first and second quarters of each year, primarily in the winter and spring months, and decreased levels of trading activity in the third and fourth quarters of each year, primarily in the summer and holiday months. To date, these seasonal trends may be masked by the significant quarter-over-quarter growth in our trading volumes and operating results.

	Three Months Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except per share amounts
	(unaudited)
Revenues
Transaction fees	$14,544	$17,611	$18,094	$20,607	$24,386	$20,862	$20,085	$24,199	$26,714	$26,987	$28,731	$33,689
Other member fees	4,238	5,595	5,379	5,571	5,192	5,791	5,584	6,308	5,546	5,214	5,345	5,634
Market data	3,121	3,369	3,326	3,405	3,900	4,329	4,376	4,606	4,625	4,787	4,367	4,260

Total revenues	21,903	26,575	26,799	29,583	33,478	30,982	30,045	35,113	36,885	36,988	38,443	43,583

Cost of revenues
Activity remittance fees	740	1,438	1,578	2,254	2,734	1,083	1,112	1,522	2,702	3,022	3,514	4,837
License fees	341	377	445	515	669	789	764	953	931	1,323	1,200	1,362

Total cost of revenues	1,081	1,815	2,023	2,769	3,403	1,872	1,876	2,475	3,633	4,345	4,714	6,199

Gross margin	20,822	24,760	24,776	26,814	30,075	29,110	28,169	32,638	33,252	32,643	33,729	37,384

Expenses
Compensation and benefits	5,408	5,821	6,131	8,416	7,555	7,760	7,572	10,620	8,227	9,906	9,293	9,141
Technology and communications	5,041	4,728	5,328	5,587	4,693	4,123	2,953	4,497	3,383	3,251	3,602	3,412
Occupancy	843	834	828	1,157	861	942	1,106	1,117	1,105	1,054	1,169	1,164
Professional fees	734	492	1,013	1,418	958	640	799	1,651	1,487	1,150	1,439	1,908
Marketing and business development	1,324	1,557	1,164	1,515	843	751	961	1,130	586	1,093	1,157	1,113
Depreciation and amortization	320	318	338	426	487	534	1,455	1,504	1,498	1,511	1,519	1,489
Other	380	566	460	724	728	555	806	780	769	1,139	924	1,211

Total direct expenses	14,050	14,316	15,262	19,243	16,125	15,305	15,652	21,299	17,055	19,104	19,103	19,438
Reorganization	—	—	—	—	—	577	971	559	102	—	203	34
Offering costs	—	—	—	—	—	—	—	—	—	54	279	569

Total expenses	14,050	14,316	15,262	19,243	16,125	15,882	16,623	21,858	17,157	19,158	19,585	20,041

Operating income	6,772	10,444	9,514	7,571	13,950	13,228	11,546	10,780	16,095	13,485	14,144	17,343
Interest and investment income	115	645	327	572	305	514	155	1,232	322	1,027	1,319	1,395

Income before provision for taxes	6,887	11,089	9,841	8,143	14,255	13,742	11,701	12,012	16,417	14,512	15,463	18,738
Provision for income taxes	2,989	4,797	4,406	3,562	6,843	6,795	5,951	5,958	7,556	6,377	7,072	8,778

Net income	$3,898	$6,292	$5,435	$4,581	$7,412	$6,947	$5,750	$6,054	$8,861	$8,135	$8,391	$9,960

Earnings per share:
Basic	$0.12	$0.20	$0.17	$0.14	$0.23	$0.22	$0.18	$0.19	$0.27	$0.22	$0.23	$0.27
Diluted	$0.12	$0.19	$0.16	$0.14	$0.22	$0.20	$0.17	$0.18	$0.25	$0.21	$0.22	$0.26
Weighted average number of shares outstanding:
Basic	32,139	32,139	32,139	32,139	32,139	32,139	32,139	32,139	33,059	36,741	36,742	36,803
Diluted	33,399	33,410	33,418	33,423	33,916	33,918	33,920	33,921	34,946	38,818	38,843	38,976

% of Total Revenue	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Revenues
Transaction fees	66.4%	66.3%	67.5%	69.7%	72.8%	67.3%	66.8%	68.9%	72.4%	73.0%	74.7%	77.3%
Other member fees	19.3	21.1	20.1	18.8	15.5	18.7	18.6	18.0	15.0	14.1	13.9	12.9
Market data	14.2	12.7	12.4	11.5	11.6	14.0	14.6	13.1	12.5	12.9	11.4	9.8

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues
Activity remittance fees	3.4	5.4	5.9	7.6	8.2	3.5	3.7	4.3	7.3	8.2	9.1	11.1
License fees	1.6	1.4	1.7	1.7	2.0	2.5	2.5	2.7	2.5	3.6	3.1	3.1

Total cost of revenues	4.9	6.8	7.5	9.4	10.2	6.0	6.2	7.0	9.8	11.7	12.3	14.2

Gross margin	95.1	93.2	92.5	90.6	89.8	94.0	93.8	93.0	90.2	88.3	87.7	85.8

Expenses
Compensation and benefits	24.7	21.9	22.9	28.4	22.6	25.0	25.2	30.2	22.3	26.8	24.2	21.0
Technology and communications	23.0	17.8	19.9	18.9	14.0	13.3	9.8	12.8	9.2	8.8	9.4	7.8
Occupancy	3.8	3.1	3.1	3.9	2.6	3.0	3.7	3.2	3.0	2.8	3.0	2.7
Professional fees	3.4	1.9	3.8	4.8	2.9	2.1	2.7	4.7	4.0	3.1	3.7	4.4
Marketing and business development	6.0	5.9	4.3	5.1	2.5	2.4	3.2	3.2	1.6	3.0	3.0	2.6
Depreciation and amortization	1.5	1.2	1.3	1.4	1.5	1.7	4.8	4.3	4.1	4.1	4.0	3.4
Other	1.7	2.1	1.7	2.4	2.2	1.8	2.7	2.2	2.1	3.1	2.4	2.8

Total direct expenses	64.1	53.9	56.9	65.0	48.2	49.4	52.1	60.7	46.2	51.6	49.7	44.6
Reorganization	—	—	—	—	—	1.9	3.2	1.6	0.3	—	0.5	0.1
Offering costs	—	—	—	—	—	—	—	—	—	0.1	0.7	1.3

Total expenses	64.1	53.9	56.9	65.0	48.2	51.3	55.3	62.3	46.5	51.8	50.9	46.0

Operating income	30.9	39.3	35.5	25.6	41.7	42.7	38.4	30.7	43.6	36.5	36.8	39.8
Interest and investment income	0.5	2.4	1.2	1.9	0.9	1.7	0.5	3.5	0.9	2.8	3.4	3.2

Income before provision for taxes	31.4	41.7	36.7	27.5	42.6	44.4	38.9	34.2	44.5	39.2	40.2	43.0
Provision for income taxes	13.6	18.1	16.4	12.0	20.4	21.9	19.8	17.0	20.5	17.2	18.4	20.1

Net income	17.8%	23.7%	20.3%	15.5%	22.1%	22.4%	19.1%	17.2%	24.0%	22.0%	21.8%	22.9%

	Mar. 31, 2003	Jun. 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	Jun. 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005	Sept. 30, 2005	Dec. 31 2005
Trading days	61	63	64	64	62	62	64	64	61	64	64	63

Average daily trading volume (contracts)(1)(2)
Equity Options
Total U.S. industry equity options traded (in thousands)	2,855	3,302	3,231	3,771	4,697	4,062	3,747	4,699	5,223	4,923	5,203	6,387
Our equity options traded (in thousands)	757	980	990	1,151	1,485	1,360	1,290	1,590	1,727	1,598	1,694	2,035
Our market share of equity options traded	26.5%	29.7%	30.6%	30.5%	31.6%	33.5%	34.4%	33.8%	33.1%	32.5%	32.6%	31.9%
Index Options
Total U.S. industry index options traded (in thousands)	313	299	293	322	381	387	367	422	477	516	531	619
Our index options traded (in thousands)	—	—	—	—	—	—	—	—	5	18	23	24
Our market share of index options traded	—	—	—	—	—	—	—	—	1.1%	3.6%	4.2%	3.9%
Our member total trading volume (sides, in thousands):(3)
Customer	30,104	43,447	46,128	55,120	69,275	64,148	64,787	84,156	87,507	86,031	91,555	105,679
Firm proprietary	8,867	10,009	9,460	10,922	12,944	12,552	12,689	15,278	18,219	18,367	22,124	25,579
Market maker	53,234	70,043	71,158	81,267	101,944	91,997	87,767	104,167	105,649	102,446	106,095	128,142

Total sides	92,205	123,499	126,746	147,309	184,163	168,697	165,243	203,601	211,375	206,844	219,774	259,400
Our market share of total industry trading:(4)
Customer	17.6%	21.1%	22.2%	23.5%	24.6%	26.4%	28.6%	30.4%	30.7%	29.8%	30.1%	30.7%
Firm proprietary	17.3%	17.9%	18.0%	17.8%	19.9%	19.9%	20.2%	20.5%	21.2%	20.8%	23.1%	22.7%
Market maker	32.4%	36.5%	37.3%	35.6%	36.1%	37.4%	36.9%	34.3%	32.6%	32.0%	31.8%	30.1%
Revenue:
Average transaction fee per side(5)	$0.158	$0.143	$0.143	$0.140	$0.132	$0.124	$0.122	$0.119	$0.126	$0.130	$0.131	$0.130
Average cost of transaction fee per side(6)	(0.012)	(0.015)	(0.016)	(0.019)	(0.018)	(0.011)	(0.012)	(0.012)	(0.017)	(0.021)	(0.022)	(0.024)

Average net transaction fee per side(6)	$0.146	$0.128	$0.127	$0.121	$0.114	$0.113	$0.110	$0.107	$0.109	$0.109	$0.109	$0.106

Average transaction fee per revenue side(7)	$0.210	$0.193	$0.193	$0.190	$0.181	$0.180	$0.180	$0.180	$0.180	$0.180	$0.180	$0.171
Our trades:(8)
Average contracts per trade	17.2	18.1	17.7	17.9	17.6	17.7	17.9	16.3	17.1	17.2	18.6	18.1
Average trades per day (in thousands)	44.1	54.2	56	64.2	84.6	76.8	72.2	97.4	101	93.9	92.4	114
Total trades (in thousands)	2,691	3,416	3,585	4,110	5,247	4,761	4,619	6,232	6,163	6,010	5,913	7,183
Our market share of industry trade volume	26.6%	28.9%	30.1%	31.1%	33.2%	34.7%	35.2%	36.8%	35.6%	34.6%	32.8%	32.7%
Our listed issues:(9)
Average number of issues traded during the period	535	547	570	587	611	648	675	678	705	730	747	795
Our members (average number trading during period)
PMMs	10	10	10	10	10	10	10	10	10	10	10	10
CMMs	99	108	116	118	126	139	139	135	139	136	129	138
EAMs	81	88	92	95	98	96	93	93	94	95	94	97
Total	190	206	218	223	234	245	242	238	243	241	233	245
Employees at end of period	133	138	139	137	145	152	156	151	164	177	182	185

(1)	Represents single counted contract volume. For example, a transaction of 500 contracts on our exchange is counted as a single 500 contract transaction for purposes of calculating our volumes, even though we may receive transaction fees from parties on both sides of a transaction, one side of a transaction, or in some cases, neither side of a transaction.
(2)	Our market share is calculated based on the number of contracts executed on our exchange as a percentage of total industry contract volume.
(3)	Represents each side of a buy or sell transaction. For example, a transaction of 500 contracts on our exchange is counted as two sides of 500 contracts, representing a buy and a sell transaction. We do not currently receive transaction fees from non-broker-dealer customer sides except for options on our premium products.
(4)	Represents our market share of total U.S. industry equity options trading for members trading on our exchange based on contract trading volume.
(5)	Average transaction fee per side is calculated by dividing our transaction fees by the total number of sides executed on our exchange. We have not charged our members for executing non-broker-dealer customer orders on our exchange except for options on our premium products. Comparing our average transaction fee per side to our average transaction fee per revenue side reflects the negative effect of our fee waivers on our revenues, on a per side basis.
(6)	Average cost of transaction fee per side is calculated by subtracting cost of revenues from transaction fees, which we refer to as net transaction fees, and dividing the result by the total number of sides executed on our exchange.
(7)	Our average transaction fee per revenue side reflects the transaction fee we charge to our market participants per our publicly available pricing schedules. These schedules were part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the Exchange Act. The SEC may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act.
(8)	Members can have several contracts per trade. Trades represent the number of trades cleared through OCC. Market data revenue is generated on a per trade basis, not on a contract basis.
(9)	By “issues” we mean the number of securities underlying our options. We trade multiple options series on each underlying security.

Our quarterly results reflect increased overall industry trading volume, as well as increased trading volume on our exchange.

We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results as a result of a variety of factors, including:

•	trading volumes;

•	impact of competition;

•	changes in pricing;

•	changes in regulations;

•	our ability to manage personnel and process trading activity;

•	the amount and timing of capital expenditures;

•	changes in interest rates;

•	general economic conditions; and

•	seasonality.

Due to all of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful. These comparisons cannot be relied upon as indicators of future performance. In addition, we cannot assure you that we will be able to achieve the rates of revenue growth that we have experienced in the past, that we will be able to improve our operating results or that we will be able to achieve profitability on a quarterly basis. See “Risk Factors.”

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

Our financial liquidity is primarily determined by the performance of our business. Our principal liquidity requirements are for working capital, capital expenditures and general corporate purposes. We currently anticipate that our existing cash resources and credit facilities will be sufficient to meet our anticipated working capital, capital expenditures and other requirements for at least the next twelve months. To the extent that overall market volumes and our trading volumes decrease beyond certain levels, we may be required to obtain additional financing.

The following table sets forth our net cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net cash provided by operating activities	$60,124	$31,017	$31,797
Net cash (used in)/provided by investing activities	2,595	(40,787)	(3,620)
Net cash provided by/(used in) financing activities	63,361	(11,070)	(10,672)

Increase/(decrease) in cash and cash equivalents	126,080	(20,840)	17,505
Cash and cash equivalents at beginning of period	44,847	65,687	48,182

Cash and cash equivalents at end of period	$170,927	$44,847	$65,687

Our cash and cash equivalents are primarily comprised of investments in money market accounts and highly liquid investments with maturities of less than 90 days. Assets readily convertible into cash consists of amounts due from our members for transactions executed on our exchange, which are principally reflected in our current accounts receivable, less cash we hold in connection with our payment for order flow program and our marketing fund program, each of which are discussed below. We charge members for their transactions on a monthly basis and collect these fees within five business days after the end of each month pursuant to a standing agreement with OCC, where we have the ability to withdraw our non-contested fees from members’ security clearing accounts at OCC. Also included in amounts readily convertible into cash are investments of our excess cash in U.S. Treasuries, which are included in securities owned. Cash and cash equivalents, together with assets readily convertible into cash, accounted for 53.1%, 38.4% and 68.3% of our assets as of December 31, 2003, 2004 and 2005, respectively.

Cash and cash equivalents decreased from $65.7 million as of December 31, 2003 to $44.8 million as of December 31, 2004 primarily due to our $27.7 million software license purchase from OMX of which $21.5 million was paid in 2004 and net purchases of $15.0 million of U.S Treasuries, partly offset by cash provided by operating activities reflecting our increased trading volumes.

Cash and cash equivalents increased to $170.9 million as of December 31, 2005 from $44.8 million as of December 31, 2004 primarily due to the net cash raised in our initial public offering of $70.7 million, partly offset by a special dividend of $11.8 million paid in January 2005 in connection with the proceeds from the sale of Class B-2 memberships. In addition, cash from operations increased to $60.1 million primarily due to increased trading volumes on our exchange and changes in our tax balances. Our capital expenditures during 2005 primarily related to the enhancement of our trading system.

As of December 31, 2003, 2004 and 2005, included in cash and cash equivalents is $7.2 million, $6.1 million and $5.7 million, respectively, for our payment for order flow program. Under this program we pay our EAMs on behalf of our market makers for order flow sent to the exchange. We assess fees to our market makers, PMMs and CMMs, and distribute those funds to our EAMs. Each PMM has full discretion regarding the payment, and we administer the payments. Accordingly, we reflect the assessments and payments on a net basis with no impact on revenues or expenses. When fees are assessed, we record an asset with a corresponding liability.

As of December 31, 2003 included in cash and cash equivalents is $0.5 million for our marketing fund program. Under this program, we assess fees to our market makers and distribute those funds under general rules and guidelines established by our market makers, at our discretion. Accordingly, we reflect the assessments and payments on a gross basis with an equivalent impact on revenues and expenses. When fees are assessed, we record an asset with a corresponding liability. When expenses are incurred, we reduce our liability and record revenue and expense for the equivalent amount of the payment. We returned all remaining unused funds to our market makers and ended this program in 2004.

As of December 31, 2003, 2004 and 2005, we had a letter of credit agreement totaling $0.8 million, $0.6 million and $0.4 million, respectively, to satisfy lease commitments and administrative obligations.

Financial Condition

Our total assets increased to $280.5 million as of December 31, 2005 from $177.6 million as of December 31, 2004. This increase was primarily due to the cash proceeds we received from our initial public offering as well as higher transaction volumes. Also affecting our total assets were the following:

•	Our securities owned decreased to $17.1 million as of December 31, 2005 from $27.2 million as of December 31, 2004. Our securities owned are comprised of investments of our excess cash in U.S. Treasuries as well as investments in various mutual funds related to our long-term deferred compensation plan for our employees. U.S. Treasuries decreased primarily due to the maturities of available for sale securities which were transferred to cash and cash equivalents as well as the re-classification of shorter dated securities. Mutual fund investments decreased primarily due to the withdrawal of vested balances by employees.

•	Our income tax receivable decreased from $11.3 million as of December 31, 2004 to a payable of $0.4 million as of December 31, 2005 primarily due to increased provision for income taxes. The receivable balance resulted from taxes we paid in connection with the sale of our Class B-2 memberships during 2003 and 2004.

•	Other assets decreased to $5.3 million as of December 31, 2005 from $9.4 million as of December 31, 2004 primarily due to prepaid costs related to our initial public offering which were initially capitalized prior to closing and prepaid expenses associated with enhancement and maintenance of our systems.

•	Our net deferred tax asset increased to $22.3 million as of December 31, 2005 from $15.8 million as of December 31, 2004 primarily due to the differences between the financial statement and income tax basis we use to recognize revenue from the sale of our Class B-2 memberships.

Our total liabilities decreased from $96.1 million as of December 31, 2004 to $95.5 million as of December 31, 2005. This decrease was primarily due to a decrease in our compensation and benefits payable due to the payment of incentive compensation awards and exercises of vested balances in our employee profit-sharing plan partly offset by an increase in regulatory fees payable to the SEC due to increase trading volumes.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of December 31, 2005, which are primarily operating leases for office space and equipment and contractual agreements for trading software license technology enhancements and support of our core trading system from OMX:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(in thousands)
Operating leases	$26,701	$6,528	$6,990	$3,886	$9,297
OMX purchase obligations	$17,685	$4,712	$7,799	$5,174	$—
Other purchase obligations	$2,400	$1,000	$1,400	$—	$—

Total	$46,786	$12,240	$16,189	$9,060	$9,297

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

As of December 31, 2005 we have sold 46 Class B-2 memberships. The Class B-2 memberships were sold pursuant to a purchase agreement for $1.5 million each. Certain Class B-2 memberships were paid in full on the purchase date, while others are payable in annual installments; however, the agreement grants immediate membership upon execution of the agreement.

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

We recognized revenue of $2.1 million in 2003, $4.0 million in 2004 and $4.5 million in 2005 from the sale of Class B-2 memberships.

Recent Accounting Pronouncements

None.

Transactions with Our Investors

Some of our members are also owners of shares of our Class A common stock. In addition, our members, either directly or through affiliates, execute transactions on our exchange and are charged transaction fees and other trading related charges for such transactions. Our transaction fees and other trading related charges are part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the Exchange Act. The SEC may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act. We believe these transactions were conducted on the basis of commercial terms prevailing in the market at the time of each transaction. The following is a description of our transactions with our investors:

•	Sales of Class B memberships. As of December 31, 2005, we sold 46 Class B-2 memberships at a purchase price of $1.5 million each. In addition, as of March 15, 2006 we sold one additional Class B-2 membership at a purchase price of $1.5 million.

•	Payment for Order Flow. Under our payment for order flow program we pay some of our EAMs, on behalf of our market makers, for order flow sent to the exchange. We assess fees to our market makers, PMMs and CMMs and distribute those funds to some EAMs. Each PMM has full discretion regarding the payments, and we administer the payments.

•	Special Dividends. We declared special dividends in September 2003, May 2004 and January 2005. These special dividends reflected the after-tax proceeds of the cash we received from the sale of Class B-2 memberships in 2003 and 2004 net of success bonuses that we paid to our officers and certain directors in connection with the completion of those sales.

•	Credit Facility and Bank Accounts. We have an uncommitted $10.0 million credit facility with JPMorgan Chase Bank, an affiliate of J.P. Morgan Securities Inc., one of our investors.

•	Our Public Offerings. Goldman, Sachs & Co. and UBS Securities LLC, joint-bookrunning managers in our secondary offering of our Class A common stock by our stockholders, acted as co-managers for our initial public offering. Bear, Stearns & Co. Inc. and Morgan Stanley & Co. Incorporated, co-managers in our secondary offering of our Class A common stock by our stockholders, acted as joint-bookrunning managers for our initial public offering. Banc of America Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, co-managers in our secondary offering of our Class A common stock by our stockholders, also acted as co-managers for our initial public offering. Keefe, Bruyette & Woods, Inc. and Sandler O’Neill & Partners, L.P., junior co-managers in our secondary offering of our Class A common stock by our stockholders, and Raymond James & Associates, Inc. also acted as underwriters for our initial public offering.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

In order to maximize yields, we invest portions of our excess cash in short-term interest earning assets, primarily money market instruments at commercial banks and U.S. treasuries with maturities of less than two years, which totaled $53.7 million and $175.1 million as of December 31, 2004 and 2005, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Market Price Risk

As an exchange, we do not trade securities for our own account nor maintain inventories of securities for sale. However, we do have investments in various mutual funds that we hold on behalf of our employees as part of our previous long-term performance-based profit-sharing plan. Under the plan, fund awards were granted to our employees, which they in turn invest in various mutual fund investments. Employees vest in the distributions over a period of three years. The participating employees bear the risk of the vested portion of the investments, and we bear the risk of the unvested portion. In addition, we have purchased U.S. treasuries with our available excess cash in order to increase our return. As a result, we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $0.8 million and $0.5 million as of December 31, 2004 and 2005, respectively.

Item 8. Financial Statements and Supplementary Data.

ISE’s consolidated financial statements, including consolidated statements of financial condition as of December 31, 2005 and 2004, consolidated statements of income for the years ended December 31, 2005, 2004 and 2003, consolidated statements of changes in members and stockholders’ equity for the years ended December 31, 2005, 2004 and 2003, consolidated statements of cash flow for the years ended December 31, 2005, 2004 and 2003 and our notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated March 2, 2006, are attached hereto as pages 88 through 109.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company maintains a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and its Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information relating to the Company that are required to disclose in the reports that it files or submits to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

The SEC has extended the compliance dates for non-accelerated filers, pursuant to 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to attest to the effectiveness of its internal control and for the Company’s independent registered public accounting firm to report on management’s assessment and the operating effectiveness of the Company’s internal controls structure and procedures for financial reporting. As a non-accelerated filer, the Company’s first report under Section 404 will be contained in its Form 10-K for the year ended December 31, 2006. The Company continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company has not issued a report on its internal control over financial reporting, nor had an assessment made by its independent registered public accounting firm, as they were not required.

Item 9B. Other Information.

162(m) Compensation Plan

On March 15, 2006, the Compensation Committee established performance goals and target award percentages for each participant eligible to earn cash bonuses under the Company’s Management Performance Compensation Plan (“Performance Compensation Plan”).

The bonuses payable to David Krell, our President and Chief Executive Officer, and Gary Katz, our Chief Operating Officer, with respect to fiscal year 2006 are based on the achievement of certain company-wide net income goals approved by the Compensation Committee.

Under the Performance Compensation Plan, a named executive officer’s incentive target is a percentage of his/her base salary ranging from 50% to 60% depending on corporate title and responsibilities. The actual bonus payments under such awards may be less than or greater than the target amounts or not earned depending on whether and the extent to which the financial performance of the Company meets, exceeds or is below the target.

Dividend Declaration

On March 16, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.05 per outstanding share of its Class A common stock. The dividend is payable on March 31, 2006, to holders of record as of the close of business on March 23, 2006.

Director Compensation

On March 16, 2006, our Board of Directors approved a change to their compensation program. Under the new compensation program, non-industry directors receive an annual fee ranging from $20,000 to $100,000 for serving on the Board and $1,000 to $2,000 for attending Board meetings. If a non-industry director serves on a committee of the Board, they receive between $500 and $25,000 in annual fees for each committee on which they serve and $500 to $1,000 for each committee meeting attended. In addition, non-industry directors will receive $10,000 of restricted stock on a quarterly basis. Under the restriction, the stock cannot be sold until one year after their service on the Board is terminated.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by this Item is included in our Proxy Statement under the headings “Proposal 1 Election of Directors”, “Corporate Governance”, and “Stock Ownership—Section 16(a) beneficial ownership reporting compliance” and is incorporated herein by reference, pursuant to General Instruction G(3).

We have adopted our Code of Ethics for the Senior Financial Officers that applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Head of Internal Audit, Controller and any persons performing similar functions (collectively, “Senior Financial Officers”). The Code of Ethics for the Senior Financial Officers is publicly available on our website at www.iseoptions.com. If we make any substantive amendments to the Code of Ethics for the Senior Financial Officers or grant any waiver, including any implicit waiver, from a provision of the code to any of our Senior Financial Officers, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Item 11. Executive Compensation.

Information regarding executive compensation may be found in our Proxy Statement under the heading “Executive Compensation” and is incorporated by reference herein, pursuant to General Instruction G(3). Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding the number of shares of our equity securities owned by persons who own beneficially more than 5% of our voting securities and beneficially owned by our directors and certain executive officers and by the directors and executive officers as a group may be found in our Proxy Statement under the heading “Stock Ownership” and “Executive Compensation” and is incorporated by reference herein, pursuant to General Instruction G(3).

There are no arrangements the operation of which may at a subsequent date result in a change in control of ISE.

Securities Authorized For Issuance Under Equity Compensation Plans

We have four equity compensation plans approved by shareholders, the ISE Omnibus Stock Plan, ISE Stock Option Plan, ISE Stock Purchase Plan and Senior Executive Annual Bonus Plan, and one equity compensation plan not approved by shareholders (because approval was not required), the KEYSOP Profit-Sharing Plan.

The following table summarizes information about our equity compensation plans as of December 31, 2005.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,958,587	$3.88	4,445,671
Equity compensation plans not approved by security holders	—	—	—

Total	3,958,587	$3.88	4,445,671

Item 13. Certain Relationships and Related Transactions.

The information required by this Item with respect to certain relationships and related transactions may be found in our Proxy Statement under the heading “Corporate Governance—Certain relationships and related transactions” and is incorporated by reference herein, pursuant to General Instruction G(3).

Item 14. Principal Accounting Fees and Services.

The information required by this Item with respect to principal accountant fees and services may be found in our Proxy Statement under the heading “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference herein, pursuant to General Instruction G(3).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)-(2) Financial Statements:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements at page F-1 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

(ii) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(a)	(3) EXHIBIT INDEX

Number	Description
2.1**	Agreement and Plan of Merger of International Securities LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

2.2**	Agreement and Plan of Merger of the Registrant, ETC Acquisition Corp. and Exchange Technology Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

3.1**	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on February 15, 2005).

3.2**	Amended and Restated Constitution of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, filed on February 15, 2005)

4.1**	See Exhibits 3.1 through 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Constitution for the Registrant defining the rights of holders of Class A common stock of the Registrant.

4.2**	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed on February 15, 2005).

4.3**	Form of Stockholders Agreement, dated as of May 31, 2002, between the Registrant and the stockholders listed on the schedule therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, filed on November 12, 2004).

4.4**	Form of Counterpart to the Stockholders Agreement between the Registrant and the stockholders listed on the schedule therein (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, filed on October 6, 2004).

4.5**	Class A Common Stock Subscription Agreement, dated as of May 31, 2002, between the Registrant and the stockholders named therein (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

4.6**	Amendment No. 1 to the Stockholders Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, filed on January 13, 2005).

4.7**	Form of Adhesion Agreement to the Stockholders Agreement and Amendment No. 1 to the Stockholders Agreement and Schedule of Signatories thereto (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, filed on November 10, 2005, as amended by Amendment No. 1 filed on November 18, 2005).

Number	Description
10.1**	Delivery and License Agreement, dated as of March 18, 1998, between the Registrant and OMX Technology AB (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed on November 12, 2004).

10.2+**	Amendment and Supplement to the Delivery and License Agreement and the Support Agreement, dated as of April 10, 2003, between the Registrant and OMX Technology AB (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed on November 12, 2004).

10.3+**	Support Agreement, dated as of December 23, 2003, between the Registrant, OMX Technology AB and certain other parties (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, filed on January 13, 2005).

10.4**	Novation Agreement, dated as of May 30, 2004, between the Registrant, OMX Technology AB and certain other parties (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed on October 6, 2004).

10.5**	Amendment and Supplement to the Delivery and License Agreement and the Support Agreement, dated as of June 30, 2004, between the Registrant, OMX Technology AB and certain other parties (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed on October 6, 2004).

10.6†**	Employment Agreement, dated as of August 24, 2004, between the Registrant and David Krell (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.7†**	Employment Agreement, dated as of August 24, 2004, between the Registrant and Gary Katz (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.8†**	Employment Agreement, dated as of August 24, 2004, between the Registrant and Daniel P. Friel (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.9†**	Employment Agreement, dated as of August 24, 2004, between the Registrant and Michael J. Simon (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.10†**	Employment Agreement, dated as of August 24, 2004, between the Registrant and Bruce Cooperman (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.11†**	2002 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.12†**	KEYSOP® Profit-Sharing Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.13†**	Employee 401(k) Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.14†**	Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.15†**	Omnibus Stock Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.16†**	Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

Number	Description

10.17+	Amendment and Supplement to the Delivery and License Agreement and the Support Agreement, dated as of December 14, 2005, between the Registrant and OMX (US) Inc.

16.1**	Letter from Deloitte & Touche LLP, the Registrant’s former independent accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Registration Statement on Form S-1, filed on January 13, 2005).

21.1**	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

23.1	Consent and Report of Ernst & Young LLP.

24.1	Power of Attorney (see page 85).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

32.2	Certification of Chief Financial Officer adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Previously filed.
†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

(b)	Reports on Form 8-K:

The following reports on Form 8-K were furnished or filed during the three months ended December 31, 2005:

1. Form 8-K, dated October 27, 2005 (Items 2.02 and 9.01)

(c)	Exhibits:

See Item 15(a)(3) above.

(d)	Financial Statement Schedules:

See Item 15(a)(1)-(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 20th day of March, 2006.

INTERNATIONAL SECURITIES EXCHANGE, INC.

By	/s/ DAVID KRELL
Name:	David Krell
Title:	President, Chief Executive Officer

POWER OF ATTORNEY

Know all men by these presents, that the undersigned, a director of International Securities Exchange, Inc., a corporation organized and existing under the laws of the State of Delaware, does hereby constitute and appoint Gary Katz and Michael J. Simon, and each of them, the true and lawful attorney-in-fact of the undersigned, in the name, place and stead of the undersigned, to sign the name of the undersigned to the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2005, to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, and to any amendment thereto, and to cause the same to be filed with the Securities and Exchange Commission, it being intended to give and hereby giving and granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform any act and thing necessary and proper to be done in the premises as fully and to all intents and purposes as the undersigned could do if personally present; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact, or any one of them, shall lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 16th day of March, 2006.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated below on the 16th day of March, 2006.

Signature	Title

/s/ DAVID KRELL David Krell	President, Chief Executive Officer

/s/ BRUCE COOPERMAN Bruce Cooperman	Chief Financial Officer

/s/ AMIT MUNI Amit Muni	Principal Accounting Officer

* Ivers W. Riley	Chairman of the Board of Directors

* Barbara Diamond	Director

* Brian P. Donnelly	Director

Signature	Title

* Sean Flynn	Director

* James V. Harkness	Director

* Frank J. Jones, Ph.D.	Director

* Mark P. Kritzman	Director

* John A. Koltes III	Director

* Jason Lehman	Director

* John F. Marshall, Ph.D.	Director

* Sarah A. Miller	Director

* Carleton Day Pearl	Director

* William A. Porter	Director

* Richard Schmalensee, Ph.D.	Director

*By:	/s/ MICHAEL J. SIMON
Michael J. Simon as attorney-in-fact

INTERNATIONAL SECURITIES EXCHANGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of International Securities Exchange, Inc.

We have audited the accompanying consolidated statements of financial condition of International Securities Exchange, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Securities Exchange, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY

March 2, 2006

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$170,927	$44,847
Accounts receivable, net	35,048	29,787
Income tax receivable	—	11,332
Securities owned	9,890	4,980
Other current assets	2,745	6,655

Total current assets	218,610	97,601
Securities owned	7,244	22,199
Accounts receivable	587	6,426
Fixed assets, net	29,205	32,757
Deferred tax asset, net	22,333	15,835
Other assets	2,517	2,761

Total assets	280,496	177,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	15,406	8,434
Compensation and benefits payable	8,371	14,520
Deferred revenue	4,687	4,365
Income taxes payable	372	—
Payment for order flow payable	12,233	13,258

Total current liabilities	41,069	40,577
Deferred revenue	50,238	50,594
Other liabilities	4,211	4,949

Total liabilities	95,518	96,120

Commitments and contingencies (Note 4)

STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 150,000 shares authorized, 37,025 and 32,139 shares issued and outstanding as of December 31, 2005 and 2004, respectively	370	321
Additional paid-in capital	136,918	57,011
Retained earnings	47,743	24,180
Unearned compensation	—	(14)
Accumulated other comprehensive income	(53)	(39)

Total stockholders’ equity	184,978	81,459

Total liabilities and stockholders’ equity	$280,496	$177,579

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Transaction fees	$116,121	$89,532	$70,856
Other member fees	21,739	22,875	20,783
Market data	18,039	17,211	13,221

Total revenues	155,899	129,618	104,860

Cost of revenues:
Activity remittance fees	14,075	6,451	6,010
License fees	4,816	3,175	1,678

Total cost of revenues	18,891	9,626	7,688

Gross margin	137,008	119,992	97,172

Expenses:
Compensation and benefits	36,567	33,507	25,776
Technology and communication	13,648	16,266	20,684
Occupancy	4,492	4,026	3,662
Professional fees	5,984	4,048	3,657
Marketing and business development	3,949	3,685	5,560
Depreciation and amortization	6,017	3,980	1,402
Other	4,043	2,869	2,130

Total direct expenses	74,700	68,381	62,871
Reorganization	339	2,107	—
Offering costs	902	—	—

Total expenses	75,941	70,488	62,871

Operating income	61,067	49,504	34,301

Interest and investment income	4,063	2,206	1,659

Income before provision for income taxes	65,130	51,710	35,960
Provision for income taxes	29,783	25,547	15,754

Net income	$35,347	$26,163	$20,206

Earnings per share:
Basic	$0.99	$0.81	$0.63
Diluted	$0.93	$0.77	$0.60

Weighted average number of shares outstanding:
Basic	35,849	32,139	32,139
Diluted	37,947	33,921	33,421

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES

STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit)/ Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income/(Loss)	Total Equity
As of December 31, 2002	32,139	$321	$56,988	$(2,191)	$(226)	—	$54,892

Net income				20,206		—	20,206
Stock options granted			23		(23)	—	—
Amortization of stock based plan					150	—	150
Dividend	—	—	—	(8,928)	—	—	(8,928)

As of December 31, 2003	32,139	321	57,011	9,087	(99)	—	66,320

Net income				26,163		—	26,163
Amortization of stock based plan	—	—	—	—	85	—	85
Dividend	—	—	—	(11,070)	—	—	(11,070)
Change in net unrealized gain/(loss) on available for sale securities, net						$(39)	(39)

As of December 31, 2004	32,139	321	57,011	24,180	(14)	(39)	81,459

Net income				35,347		—	35,347
Dividend	—	—	—	(11,784)	—	—	(11,784)
Net proceeds from initial public offering	4,602	46	70,693				70,739
Amortization of stock based plan	—	—	4,811	—	14	—	4,825
Stock options exercised	284	3	392				395
Tax benefit for stock options exercised			4,011				4,011
Change in net unrealized gain/(loss) on available for sale securities, net						(14)	(14)

As of December 31, 2005	37,025	$370	136,918	$47,743	$—	$(53)	$184,978

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$35,347	$26,163	$20,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,017	3,980	1,402
Stock based compensation	4,825	85	150
Deferred taxes	(6,498)	(8,943)	1,756
Unrealized (gain)/loss on securities owned and available for sale securities, net	(357)	(1,030)	(893)
Excess tax benefits from share-based payment arrangements	(4,011)	—	—
(Increases)/decreases in operating assets:
Accounts receivable, net	578	6,666	(32,874)
Income tax receivable	11,332	(9,237)	(1,430)
Securities owned	5,398	(5,975)	(3,350)
Other assets	4,084	(4,711)	742
Increases/(decreases) in operating liabilities:
Accounts payable and accrued expenses	6,972	(118)	2,508
Compensation and benefits payable	(6,149)	7,272	3,030
Income tax payable	4,383	—	—
Deferred revenue	(34)	15,502	39,442
Payment for order flow payable	(1,025)	651	2,856
Marketing fund payable	—	(519)	(1,748)
Other liabilities	(738)	1,231	—

Net cash provided by operating activities	60,124	31,017	31,797

Cash flow from investing activities:
Purchase of fixed assets	(2,395)	(26,079)	(3,620)
Sale of fixed assets	—	252	—
Purchase of available for sale securities	—	(39,855)	—
Maturities of available for sale securities	4,990	24,895	—

Net cash provided by/(used in) investing activities	2,595	(40,787)	(3,620)

Cash flows from financing activities:
Net proceeds from initial public offering	70,739	—	—
Proceeds from options exercised	395	—	—
Capital distribution	—	—	(1,744)
Excess tax benefits from share-based payment arrangements	4,011	—	—
Dividend	(11,784)	(11,070)	(8,928)

Net cash provided by/(used in) financing activities	63,361	(11,070)	(10,672)

Increase/(decrease) in cash and cash equivalents	126,080	(20,840)	17,505
Cash and cash equivalents, beginning of period	44,847	65,687	48,182

Cash and cash equivalents, end of period	$170,927	$44,847	$65,687

Supplemental disclosure of cash flow information:
Cash paid for interest	$160	$80	$—
Cash paid for taxes	$20,557	$36,453	$13,376

Non-cash activities:

In 2005, the Company declared and paid a stock dividend of eight shares of Class A common stock per share of Class A common stock outstanding.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All transactions and balances between the Company and its subsidiary have been eliminated in consolidation. The Company has one dormant subsidiary, ETC Acquisition Corp. These financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America.

Reclassifications

The Company pays activity remittance fees to the SEC pursuant to Section 31 of the Exchange Act. These fees are designed to recover costs to the government for the supervision and regulation of securities markets and securities professionals. The Company, in turn, collects activity assessment fees from its members and recognizes these amounts when received. Effective December 31, 2005, the Company began classifying activity remittance fees as revenue (included in transaction fees) and cost of revenues or on a gross basis. Previously, these transactions were shown on a net basis. The Company also began classifying license fees paid for listing options on indexes and index-based-EIFs as an expense in cost of revenues. These fees had previously been recorded as other expense. Lastly, the Company reclassified marketing fund revenues to conform to current period presentation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

Revenue Recognition

Transaction fees are earned based on contracts executed on the Company’s exchange and are recorded as transactions occur on a trade date basis. Transaction fees are recorded net of discounts of $27,502, $21,551, and $12,844 for the years ended December 31, 2005, 2004, and 2003, respectively. The Company waives or discounts certain trading fees.

Market data revenues are earned from the sale of the Company’s buy and sell transaction information through the Options Price Reporting Authority (“OPRA”). The Company earns a portion of OPRA’s revenue based on its pro-rata share of industry trade (not contract) volume. Revenue is recorded as transactions occur on a trade date basis.

Other member fees are comprised of revenues earned for connectivity and access to the Company’s exchange; revenue from the sale of Class B-2 memberships; fees for use of the Company’s communication

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

network, equipment and trading software; and regulatory and administrative fees. Connectivity and access fees and communications, equipment and trading software fees are charged and recognized on a monthly basis based upon a specific fixed fee for each service. Revenue from the sale of Class B memberships is deferred and recognized on a straight-line basis over 14 years (Note 7). Administrative fees are charged and recognized as incurred. Regulatory fees are charged on an annual basis and recognized over a twelve month period.

Deferred Revenue

During 2003, 2004 and 2005, the Company sold 30, 13 and three Class B-2 memberships, respectively. The Class B-2 memberships were sold pursuant to a purchase agreement for $1.5 million each.

Certain Class B-2 memberships were paid in full on the purchase date, while others are payable in annual installments; however, the agreement grants immediate membership upon consummation of the agreement. The Company currently recognizes revenue from the sale over 14 years, the estimated useful life, on a straight-line basis. The estimated useful life was determined based upon an analysis of certain factors driving the securities industry that could have an effect on the Company’s operations in providing services to its members. Such factors included significant historical operating, regulatory and technology changes which have affected market participants and trading venues. Based upon the analysis, the Company estimated a life of 14 years; however, this period is subject to change in the future.

On a periodic basis, or if certain circumstances come to their attention, the Company reviews the original factors or assumptions used in determining the estimated service period to ascertain the effect, if any, current events may have on those factors and assumptions. If the current facts warrant a change in the estimated service period, the Company will adjust the remaining revenue to be recognized in accordance with the new estimated service life using the prospective method. The service period may increase or decrease from the current estimate of 14 years based upon the facts and circumstances.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than 90 days from the statement of financial condition date to be classified as cash equivalents.

Securities Owned

The Company has, through a Rabbi Trust, investments in various mutual funds in connection with the Company’s previous long-term deferred compensation plan. Investments are carried at market value with realized and unrealized gains or losses reported in interest and investment income on the Consolidated Statements of Income. The Company has since replaced this plan with a stock-based plan (Note 8).

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

	December 31, 2005	December 31, 2004
U.S. treasury	$9,890	$14,892
Mutual funds	7,244	12,287

Total	$17,134	$27,179

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

Payment for Order Flow

The Company imposes fees upon its Primary Market Makers (“PMM”) and Competitive Market Makers (“CMM”) to fund payment for order flow from Electronic Access Members (“EAM”) under a program administered by the Company. These fees are distributed to its EAMs as an economic inducement for EAMs to route their customer orders to the Company’s exchange. The PMMs have full discretion regarding the payment. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company reflects the assessments and payments on a net basis, with no impact on revenues or expenses. When fees are assessed, the Company records an asset (Accounts Receivable) with a corresponding liability (Payment for Order Flow Payable).

Payment for order flow cash is reflected in cash and cash equivalents on the Company’s Consolidated Statement of Financial Condition. These funds are not legally restricted and can be used for general corporate purposes.

Marketing Fund

Until July 2002, the Company imposed fees upon its PMMs and CMMs to fund business development activities intended to promote the Company’s exchange and indirectly increase order flow. The Company ended this program in July 2004. The Company has discretion regarding the use of these funds pursuant to certain general rules and guidelines established by its PMMs and CMMs. The Company pays various organizations, businesses and broker-dealers. It is the Company’s policy to reimburse any funds not used, as permitted under the program. Pursuant to EITF 99-19, the Company reflects the revenues and expenses on a gross basis, and recognizes revenues only to the extent that equivalent expenses have been incurred. In addition, the Company reimbursed itself $75 per month from the marketing fund for software licenses associated with trading software it distributes for no charge to EAM members. With the exception of this reimbursement, any fees imposed under the program, but not yet expended, are deferred on the Company’s Statement of Financial Condition as a marketing fund payable until either expenses are incurred under the program, or unused funds are returned to the PMMs and CMMs. Included in other member fees and marketing and business development expense is $1,741, for the year ended December 31, 2003.

Marketing fund cash is reflected in cash and cash equivalents on the Company’s Consolidated Statement of Financial Condition. These funds are not legally restricted and can be used for general corporate purposes.

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

As a result of adopting SFAS No. 123(R), the Company’s income before income taxes and net income for the year ended December 31, 2005 were $923 and $508 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.

Had the Company determined compensation cost based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s net income would have been as follows:

	Year Ended December 31,
	2004	2003
Net income, as reported	$26,163	$20,206
Add: Stock based employee compensation expense, net of related tax benefits, included in reported net income	45	84
Deduct: Stock based employee compensation, net of related tax effects, determined under fair value based methods for all awards	(59)	(131)

Pro forma net income	$26,149	$20,159

As reported:
Earnings per share—basic	$0.81	$0.63
Earnings per share—diluted	$0.77	$0.60

Proforma:
Earnings per share—basic	$0.81	$0.63
Earnings per share—diluted	$0.77	$0.60

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

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Software costs

Costs for internal software are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and other related guidance. Software development costs incurred during the preliminary project stage are expensed as incurred, while costs incurred during the application development stage are capitalized and amortization is computed using the straight-line method over the software’s estimated useful life, generally three to seven years, depending on the type of software. Amortization of these capitalized costs begins only when the software becomes ready for its intended use. Capitalization of costs ceases when the post implementation/operation stage of the software development process is reached.

The Company capitalized $1,555 and $27,512 under software licensing and software developed for internal use as of December 31, 2005 and 2004, respectively.

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

Related Party Transactions

As a regulated securities exchange, the Company regularly transacts business with broker-dealers involved in the business of trading securities and those broker-dealers may be shareholders of the Company. Therefore, the Company engages in transactions with certain shareholders in the ordinary course of business. As a national securities exchange, the Company is required to provide equal non-discriminatory access and fees to all its members. Therefore, the Company is prohibited by SEC regulation to charge fees that are not on or vary from its approved pricing schedule. In addition, FAS No. 57 “Related Party Disclosures” requires disclosures of related party transaction with owners of more than 10 percent of the voting interests in the Company. As of December 31, 2005, the Company did not have any shareholder beneficially own more than 10% of its outstanding Class A common stock.

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

3. INITIAL PUBLIC OFFERING

On March 14, 2005, the Company completed its initial public offering in which it sold 4,602,115 shares of Class A common stock at $18.00 per share. Proceeds to the Company, less commissions and other direct selling expenses, were $70,739.

4. REORGANIZATION

In 2004, in connection with its initial public offering, the Company initiated a plan to reorganize. As a registered securities exchange under the Exchange Act, the Company is required to submit all changes to its organizational documents to the SEC for approval. Certain changes to the organizational documents are generally deemed necessary in connection with its initial public offering; however, certain changes were required because of its status as a regulated entity. These changes included an increase in the number of authorized shares of Class A common stock needed to effectuate its eight share dividend, restrictions on Class A and Class B ownership and transfer required by the SEC in connection with the initial public offering, and certain anti-takeover provisions common among public companies. The Company obtained SEC approval for its proposed amendments to its organizational documents and rules.

The Company intends to reorganize into a holding company structure. As part of this, it obtained a favorable private letter ruling from the IRS relating to the tax treatment of the reorganization. The ruling from the IRS provides comfort that the form of the reorganization described to the IRS qualifies as a tax-free reorganization within the meaning of the Internal Revenue Code.

The Company incurred professional fees of $339 and $2,107 related to this reorganization for the years ended December 31, 2005 and 2004, respectively.

5. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in various routine reviews, regulatory audits and inspections by the SEC as well as legal proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, it is the opinion of management after consultation with counsel, that the outcomes of such proceedings or claims are unlikely to have a material adverse effect on the business, financial condition or operating results of the Company.

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space and computer equipment. Expenses recorded under these agreements for the years ended December 31, 2005, 2004 and 2003 were $6,502, $4,896, and $6,282, respectively. In addition, the Company has entered into a contractual agreement for technology enhancements and support.

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

When it began operations, the Company entered into two contractual agreements with OMX (US) Inc. and its affiliates (collectively “OMX”) a Delivery and License Agreement (“DLA”) and Support Agreement. OMX specializes in developing electronic exchanges and electronic trading systems. Under the agreements, OMX has granted the Company a license for its exchange software and trading application and is obligated to provide support and enhancements to the software. The Company accounts for these agreements as operating leases under SOP 98-1 and SFAS 13 “Accounting for Leases.” Under the DLA, the Company made payments to OMX based on the number of transactions executed on the Company’s exchange. Under the Support Agreement, the Company is required to pay for a minimum of service hours on an annual basis. As there was a usage fee based on variable transaction volumes, the Company expenses payments for DLA as incurred. Costs under the Support Agreement for maintenance, support and enhancements which do not add substantial functionality to the software, are expensed as incurred or over the contract period on a straight-line basis. Any enhancements that add to the functionality are capitalized and amortized in accordance with the Company’s software policy.

On June 30, 2004, the Company restructured the DLA to provide for a one time lump sum payment of $21,305 and quarterly payments over seven years totaling $6,440. At that time, the Company estimated the useful life of the software to be seven years. The Company has capitalized the cost of the lease as the lease term is at least 75% of the property’s estimated economic life and the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property at inception. There are no renewal provisions in the restructured DLA. The Company follows APB Opinion No. 21 “Interest on Receivables and Payables” (“APB 21”) and accordingly, recorded the DLA at its net present value of $5,318 with imputed interest of $1,122 using a discount rate of 6.0%. Further, in December 2005, the Company amended the DLA to increase the minimum amount the Company is obligated to pay OMX for delivering enhancements under the Support Agreement.

Expenses related to OMX were $7,966, $7,971 and $8,550 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, future minimum payments for commitments are as follows:

	Operating Leases	OMX	Other	Total
Year ending December 31, 2006	$6,528	$4,712	$1,000	$12,240
Year ending December 31, 2007	4,422	4,137	500	9,059
Year ending December 31, 2008	2,568	3,662	900	7,130
Year ending December 31, 2009	1,919	2,587	—	4,506
Year ending December 31, 2010	1,967	2,587		4,554
Thereafter	9,297	—	—	9,297

Letter of Credit

In the normal course of business, the Company collateralizes certain leases through standby letters of credit. As of December 31, 2005, 2004 and 2003, the Company provided letters of credit totaling $424, $638 and $776 respectively, collateralized by certificates of deposit at a financial institution which are included in other assets.

Line of Credit

At December 31, 2005, 2004 and 2003, the Company had access to a $10,000, $10,000 and $5,000, respectively, uncommitted credit line from a commercial banking institution to be used to meet the Company’s normal short-term capital needs. There were no borrowings outstanding under this credit line at any of those dates.

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Guarantees

The Company applies the provisions of the FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which provides accounting and disclosure requirements for certain guarantees. The Company’s trading rules, which Class B members are bound by, limit the Company’s liability for losses suffered while conducting business on the Company’s exchange. The Company’s trading rules do not extend to the customers of our Class B members. However, contractually we agree to indemnify our Class B members for losses they suffer in very limited circumstances. The potential for the Company to be required to make payments related to such contractual indemnifications is deemed remote.

6. CLASS B COMMON STOCK

In April 2002, the Company completed a demutualization in which it created Class B common stock, which we refer to as Class B memberships. Class B memberships were created when the Company completed a demutualization in April 2002 in which it converted members’ single ownership interests into equity interests and trading rights. The original membership interests the Company sold in 1998 granted equity ownership as well as trading privileges. Because the Company was still in the developmental stage at the time of the sale, there was little or no value attributable to the trading privileges; all the value was attributable to the equity interest. As the Company began trading and building its business, the trading privileges gained value independently of equity investments. In 2002, the demutualization allowed members to convert their original interests into shares of common stock that could be traded separately from exchange trading privileges. This conversion resulted in the creation of Class A common stock, which represented the equity value of the membership interest and Class B memberships which represented the trading right. The shares were distributed based on each member’s respective interest prior to demutualization.

Class B memberships do not represent a traditional equity or other ownership interests and are not viewed as similar to common stock of a corporation. Under the Exchange Act, the Company must, among other things, assure fair representation of its members, including Class B members, in the selection of its directors and administration of its affairs. However, Class B memberships confer voting rights that are considerably more limited than those normally associated with equity ownership in a corporation and do not confer any rights to receive dividends. The holders of Class B memberships are entitled to a liquidation preference equal to the par value of the Class B membership, or $.01 per share, in the event of a liquidation, dissolution or winding up of the Company. The Company believes that the liquidation preference has little or no value, whereas the value resides with the trading right granted with Class B memberships. In addition, proceeds from the sale of Class B common stock are treated as revenue for accounting purposes, not equity (Note 7). Because of the foregoing factors, management does not believe Class B memberships represent equity in the Company and does not reflect them as such on its financial statements.

Class B-1 memberships are held by PMMs, Class B-2 memberships are held by CMMs and Class B-3 memberships are held by EAMs. Each class of Class B members has the right to elect two directors to the board of directors (or six members in all). Each series also has trading rights and privileges on the exchange that are particular to that series of membership. The following B series were outstanding:

	December 31,
	2005	2004
B-1	10	10
B-2	146	143
B-3	134	122

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

7. DEFERRED REVENUE

Changes in deferred revenue are as follows:

	December 31,
	2005	2004
Beginning balance	$54,959	$39,457
Additions during the period	4,500	19,974
Revenue recognized during the period	(4,534)	(4,472)

Ending balance	$54,925	$54,959

8. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	December 31,
	2005	2004
Company funds	$165,232	$38,776
Reserved for payment for order flow program	5,695	6,071

Total	$170,927	$44,847

Cash held for the Company’s payment for order flow program is not legally restricted and can be used for general corporate purposes. The Company has not and does not intend to use these funds for general corporate purposes.

9. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,
	2005	2004
Trading related fees	$22,611	$16,332
Payment for order flow program	6,538	7,187
Class B-2 memberships:
Current	6,000	6,900
Non-current	600	6,600
Unamortized discount	(174)	(898)
Other	96	127
Allowance for doubtful accounts	(36)	(35)

Total	$35,635	$36,213

The Company issued 43 Class B-2 memberships pursuant to a purchase agreement at $1,500 each or $64,500. Class B-2 membership grants its holder trading rights on the Company’s exchange (Note 5). Certain

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

memberships were paid in full on the purchase date, while others are payable in annual installments; however, the agreement grants immediate trading privileges upon consummation of the agreement. As of December 31, 2003 and 2004, the Company received $18,000 and $33,000, respectively, under the agreements with the remainder to be paid through 2007. The Company follows APB 21 and accordingly, records the present value of the receivable by discounting all future payments using an imputed interest rate of 5.28%. Accounts receivable is presented net of the unamortized discount. The amortization is presented as a component of other member fees on the Consolidated Statement of Income.

Changes in the Class B-2 membership receivable (excluding unamortized discount) are as follows:

	December 31,
	2005	2004
Beginning balance	$13,500	$27,000
Installment sales of Class B-2 memberships	—	—
Installment payments received	(6,900)	(13,500)

Ending balance	$6,600	$13,500

Transaction fees, payment for order flow and marketing fund receivables are generally collected within five days following the month incurred. Receivables associated with Class B-2 memberships as of December 31, 2004 are expected to be collected as follows:

2006	6,000
2007	600

10. FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2005	2004
Trading related software	$34,378	$32,575
Leasehold improvements	5,054	4,725
Furniture and fixtures	1,580	1,575
Hardware and equipment	1,859	1,937
Other software	991	1,070
Accumulated depreciation and amortization	(14,657)	(9,125)

Total	$29,205	$32,757

11. DIVIDEND

In 2003, the Company’s Board, which includes representation from Class B-2 membership holders, approved the creation of 30 new Class B-2 memberships. As a condition for the creation and ultimate sale of these new memberships, the Board agreed to issue a special dividend to its Class A stockholders, some of which were also existing Class B-2 holders, representing the cash proceeds from the sale, after accounting for taxes the

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Company would recognize from the sale and a bonus payment. The Board agreed to pay the Company’s officers and certain directors a bonus for each membership sold to reward them for the successful completion of the sale.

•	In September 2003, the Company declared a special dividend of $0.28 per share of Class A common stock to its stockholders of record as of September 18, 2003, which represented a distribution of $8,928. This was paid in October 2003. This special dividend reflected the proceeds of $18,000 received from the sale of Class B-2 memberships in 2003, net of bonuses of $1,017 and taxes of $8,055.

•	In May 2004, the Company declared a special dividend of $0.34 per share of Class A common stock to its stockholders of record as of June 30, 2004, which represented a distribution of $11,070. This was paid in June 2004. This special dividend reflected the proceeds of $22,400 received from the sale of Class B-2 memberships sold in 2003 under installment agreements and 12 Class B-2 memberships sold as of April 30, 2004, net of bonuses of $1,274 and taxes of $10,056.

•	In January 2005, the Company declared and paid a special dividend of $0.37 per share of Class A common stock to stockholders of record as of January 7, 2005, which represented a distribution of $11,784 related to the sale of its Class B-2 memberships.

In February 2005, the Company declared and paid a stock dividend of eight shares of Class A common stock per share of Class A common stock outstanding. The stock dividend was designed to have the effect of a stock split at a ratio of nine shares per share or a 9-1 stock split. Accordingly, all share and per share amounts have been adjusted to give effect to this event.

12. OTHER MEMBER FEES

Other member fees are comprised of the following:

	Year Ended December 31,
	2005	2004	2003
Connectivity and access fees	$12,051	$11,791	$9,583
Communication, equipment and software fees	3,045	3,927	4,888
Regulatory and administrative fees	1,385	1,381	1,704
Revenue from sale of Class B-2 memberships	4,534	3,998	2,149
Imputed interest on installment sales of Class B-2 memberships	724	1,778	718
Marketing Fund	—	—	1,741

Total	$21,739	$22,875	$20,783

13. STOCK-BASED PLANS

Stock Options

The Company has two stock option plans—the 2002 Stock Option Plan and the Omnibus Stock Plan. Under the plans, options on the Company’s common stock are issued for terms of 10 years and generally vest over three years. Options issued under the 2002 Stock Option Plan were issued with an exercise price significantly less than the estimated fair market value of the Company on the date of grant. Options issued under the Omnibus Stock

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Plan were issued with an exercise price equal to the estimated fair market value of the Company on the date of grant. Options expire on dates ranging from May 2012 to May 2015. A summary of the stock option activity as of December 31, 2005 is as follows:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (years)	Options Exercisable	Weighted Average Exercise Price Per Exercisable Option
Outstanding, December 31, 2003	3,661,650	$1.39	8.4	3,607,947	$1.39
Granted	36,000	12.08	9.3	—	—
Forfeited	—	—			—
Exercised	—	—			—

Outstanding, December 31, 2004	3,697,650	1.49	7.4	3,610,944	1.39
Granted	544,884	18.75	9.5	—	—
Forfeited	—	—			—
Exercised	(283,947)	1.39			1.39

Outstanding, December 31, 2005	3,958,587	$3.88	6.9	3,383,703	$1.43

The weighted average estimated fair value of the options granted during the years ended December 31, 2005 and 2004 was $5.95 and $0.09 per option, respectively. Prior to its initial public offering, the Company used the minimum value method to value the options. For options granted subsequent to its initial public offering, the Company used a binomial model to value the options. The following assumptions were used:

Grant	Dividend Yield	Expected Volatility	Risk-Free Rate	Expected Life (in years)
2004	2.9%	—	3.02%	5
2005	1.8%	31.3%	3.94%	5

Restricted Stock

The Company issued restricted stock awards (“RSAs”) to employees and certain directors under its Omnibus Stock Plan primarily in connection with year-end compensation and its initial public offering. All of the restricted stock outstanding as of December 31, 2005 required future service as a condition to the delivery of the underlying shares of common stock along with certain other requirements outlined in the award agreements. The RSAs vest over a period of two or three years. Information related to these RSAs is set forth below:

Grant	Restricted Stock Awards
Outstanding, December 31, 2004	—
Granted	662,794
Forfeited	(17,677)

Outstanding, December 31, 2005	645,117

Stock compensation expense related to RSAs was $3,902 for the year ended December 31, 2005.

14. EMPLOYEE BENEFIT PLANS

Employees are eligible to participate in the Company’s defined contribution 401(k) plan upon meeting certain eligibility requirements. Funding is provided by voluntary contributions from the employees who can contribute up to 20% of their annual base salary to the 401(k) plan. The Company makes discretionary

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

contributions based upon its results of operations and each participant’s contributions up to prescribed limits. The plan is administered by a third party. The Company’s expense relating to this plan was $1,078, $778, and $535 for the years ended December 31, 2005, 2004 and 2003, respectively.

Employees of the Company also participate in a long-term performance-based profit sharing plan. Under the plan, a portion of the operating earnings of the Company are distributed if the Company exceeds certain operating and financial targets. The funds are placed in a Rabbi Trust and invested by the employee in employer provided investment options, primarily third-party mutual funds, administered by an outside plan provider. Distributions are deferred and employees vest in the distributions over a period of three years. Distributions are in the form of cash. The participating employees bear the risk of the vested portion of each investment election and the Company bears the risk of the unvested portion. In accordance with EITF No. 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” deferred compensation obligations are classified as a liability and adjusted with a corresponding charge or credit to compensation and benefits expense to reflect the fair value of the amount owed to the employees.

The Company recognized the following on its Consolidated Statements of Financial Condition:

	December 31,
	2005	2004
Total assets held for deferred compensation included in securities owned	$7,244	$12,287
Payable to employees included in compensation and benefits payables	2,324	4,236

The Company recognized the following to reflect the gains/(losses) in the fair value of the assets on its Consolidated Statements of Income:

	Year Ended December 31,
	2005	2004	2003
Interest and investments	$343	$1,066	$893
Compensation and benefits expense	140	311	381

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

15. INCOME TAXES

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$22,494	$22,134	$9,103
State	13,824	12,738	4.898

Total current	36,318	34,872	14,001
Deferred:
Federal	(4,174)	(5,930)	1,158
State	(2,361)	(3,395)	595

Total deferred	(6,535)	(9,325)	1,753

Total provision for income taxes	$29,783	$25,547	$15,754

The temporary differences which have created deferred tax assets and liabilities are detailed below. Management believes that it is more likely than not, the tax assets will be realized, and therefore, has not recognized any valuation allowance.

	December 31,
	2005	2004
Deferred tax assets:
Stock based and employee benefit plans	$7,218	$5,776
Class B-2 memberships	22,537	17,140
Start up and organizational costs	433	328
Other	—	22
Deferred tax liability:
Depreciation and amortization	(7,323)	(6,826)
Unrealized gain on securities owned	(385)	(605)
Other	(147)	—

Total deferred tax assets, net	$22,333	$15,835

The following is a reconciliation of the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate to income before income taxes.

	Year Ended December 31,
	2005	2004	2003
U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of Federal income tax benefit	10.4	11.9	9.9
Permanent differences	(0.6)	0.2	0.1
Reorganization expenses	0.2	1.4	—
Miscellaneous	0.7	0.9	(1.2)

Effective tax rate	45.7%	49.4%	43.8%

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

16. EARNINGS PER SHARE

Basic earnings per share, or EPS, is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in earnings per share that could occur if securities or contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are as follows:

	Year Ended December 31,
	2005	2004	2003
Basic earnings per share:
Net income	$35,347	$26,163	$20,206
Weighted average shares outstanding (in thousands)	35,849	32,139	32,139
Basic earnings per share	$0.99	$0.81	$0.63

Diluted earnings per share:
Net income	$35,347	$26,163	$20,206
Weighted average shares outstanding (in thousands)	35,849	32,139	32,139
Common stock equivalent shares related to stock options (in thousands)	2,098	1,782	1,282

Weighted average shares outstanding—diluted (in thousands)	37,947	33,921	33,421

Diluted earnings per share	$0.93	$0.77	$0.60

Diluted EPS computation does not include the anti-dilutive effect of 439 options for the year ended December 31, 2005.

17. AVAILABLE FOR SALE SECURITIES

The Company has purchased U.S. Treasuries which it classifies as available for sale. Information regarding these securities held as of December 31, 2005 and 2004 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities as of December 31, 2005	$9,988	$—	$(98)	$9,890
U.S. Treasury securities as of December 31, 2004	$30,166	$—	$(75)	$30,091

18. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income includes net income and changes in stockholders’ equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	December 31,
	2005	2004	2003
Net income	$35,347	$26,163	$20,206
Change in other comprehensive income/(loss):
Net unrealized loss on available for sale securities, net of tax	(14)	(39)	—

Total comprehensive income	$35,333	$26,124	$20,206

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

19. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company operates as one business segment, as an electronic exchange for equity options and related services. Revenues are derived in the U.S and all of the Company’s assets are located in the U.S. The Company considers significant customers to be those who account for more than 10% of the Company’s gross margin. The following is customer concentration information:

	Year Ended December 31,
	2005	2004	2003
Members	2	1	—
Approximate percent of gross margin	21%	10%	—

20. SUBSEQUENT EVENT

On March 16, 2006, the Company declared a quarterly dividend of $0.05 per share of Class A common stock to stockholders of record as of March 23, 2006. The dividend is payable on March 31, 2006.