Form 10-Q
period 2006-03-31
International Securities Exchange, Inc.
filed 2006-05-15
CIK 1295230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

As of May 5, 2006, there were 38,044,329 shares of the registrant’s Class A common stock outstanding (voting).

INTERNATIONAL SECURITIES EXCHANGE, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2006

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenues:
Transaction fees	$36,867	$26,714
Other member fees	5,622	5,546
Market data	5,055	4,625

Total revenues	47,544	36,885

Cost of revenues:
Activity remittance fees	4,345	2,702
License fees	1,625	931

Total cost of revenues	5,970	3,633

Gross margin	41,574	33,252

Expenses:
Compensation and benefits	11,368	8,227
Technology and communication	3,518	3,383
Occupancy	1,318	1,105
Professional fees	1,628	1,487
Marketing and business development	622	586
Depreciation and amortization	1,517	1,498
Other	1,033	769

Total direct expenses	21,004	17,055

Reorganization	24	102

Total expenses	21,028	17,157

Operating income	20,546	16,095

Interest and investment income	1,611	322

Income before provision for income taxes	22,157	16,417
Provision for income taxes	9,739	7,556

Net income	12,418	8,861

Earnings per share:
Basic	$0.33	$0.27
Diluted	$0.32	$0.25
Weighted average number of shares outstanding:
Basic	37,102	33,059
Diluted	39,254	34,946

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,289	$170,927
Accounts receivable, net	39,364	35,048
Income tax receivable	2,944	—
Securities owned	4,934	9,890
Other current assets	2,164	2,745

Total current assets	228,695	218,610
Securities owned	5,507	7,244
Accounts receivable	600	587
Fixed assets, net	28,557	29,205
Deferred tax asset, net	21,197	22,333
Other assets	4,503	2,517

Total assets	289,059	280,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	13,944	15,406
Compensation and benefits payable	3,373	8,371
Deferred revenue	5,161	4,687
Income taxes payable	—	372
Payment for order flow payable	10,044	12,233

Total current liabilities	32,522	41,069
Deferred revenue	50,441	50,238
Other liabilities	4,034	4,211

Total liabilities	86,997	95,518

Minority interest	2,882	—

Commitments and contingencies (Note 4)

STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 150,000 authorized as of March 31, 2006 and December 31, 2005 and 37,264 and 37,025 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	373	370
Additional paid-in capital	140,576	136,918
Retained earnings	58,267	47,743
Accumulated other comprehensive loss	(36)	(53)

Total stockholders’ equity	199,180	184,978

Total liabilities and stockholders’ equity	$289,059	$280,496

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
As of December 31, 2004	32,139	$321	$57,011	$24,180	$(14)	$(39)	$81,459

Net income	—	—	—	35,347	—	—	35,347
Dividend	—	—	—	(11,784)	—	—	(11,784)
Net proceeds from initial public offering	4,602	46	70,693	—	—	—	70,739
Amortization of stock based plan	—	—	4,811	—	14	—	4,825
Stock options exercised	284	3	392	—	—	—	395
Tax benefit for stock options exercised	—	—	4,011	—	—	—	4,011
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	(14)	(14)

As of December 31, 2005	37,025	370	136,918	47,743	—	(53)	184,978

Net income	—	—	—	12,418	—	—	12,418
Dividend	—	—	—	(1,894)	—	—	(1,894)
Amortization of stock based plan	—	—	1,944	—	—	—	1,944
Stock options exercised and restricted stock vested	239	3	371	—	—	—	374
Shares repurchased	—	—	(1,971)	—	—	—	(1,971)
Tax benefit for stock options exercised	—	—	3,314	—	—	—	3,314
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	17	17

As of March 31, 2006 (Unaudited)	37,264	$373	$140,576	$58,267	—	$(36)	$199,180

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$12,418	$8,861
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Depreciation and amortization	1,517	1,498
Minority interest	2,882	—
Stock based compensation	2,024	379
Deferred taxes	1,136	(1,513)
Unrealized (gain)/loss on securities owned and available for sale securities, net	(296)	58
Excess tax benefits from share-based payment arrangement	(3,314)	—
(Increase)/decrease in operating assets:
Accounts receivable, net	(4,329)	(3,498)
Income tax receivable	370	8,195
Securities owned	2,033	3,895
Other assets	578	3,216
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,462)	5,917
Compensation and benefits payable	(4,998)	(10,250)
Income tax payable	(372)	—
Deferred revenue	677	(768)
Payment for order flow payable	(2,189)	8,602
Other liabilities	(177)	(183)

Net cash provided by operating activities	6,498	24,409

Cash flows from investing activities:
Purchase of fixed assets	(852)	(274)
Purchase of intangible assets	(2,000)	—
Maturities of available for sale securities	4,973	—

Net cash provided by/(used in) investing activities	2,121	(274)

Cash flows from financing activities:
Dividend	(1,894)	(11,784)
Net proceeds from initial public offering	—	70,673
Proceeds from options exercised	294	—
Share repurchases	(1,971)	—
Excess tax benefits from share-based payment arrangements	3,314	—

Net cash provided by/(used in) financing activities	(257)	58,889

Increase in cash and cash equivalents	8,362	83,024
Cash and cash equivalents, beginning of period	170,927	44,847

Cash and cash equivalents, end of period	$179,289	$127,871

Non-cash activities:

In February 2005, the Company declared and paid a stock dividend of eight shares of Class A common stock per share of Class A common stock outstanding.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Information as of March 31, 2006 and 2005 is unaudited and for the Twelve Months

Ended December 31, 2005 is audited)

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Principles of Consolidation

The Company has one wholly owned subsidiary, ETC Acquisition Corp. which has remained dormant since 2002, and a majority owned subsidiary, Longitude LLC. The accompanying consolidated financial statements include the accounts of ETC Acquisition Corp. as well as Longitude LLC. All inter-company transactions have been eliminated in consolidation. Minority interest in the consolidated statements of financial condition represents Goldman Sachs Group, Inc.’s original investment.

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

Revenue Recognition

Transaction fees are earned based on contracts executed on the Company’s exchange and are recorded as transactions occur on a trade date basis. Transaction fees are recorded net of discounts of $9,541 and $6,511 for the three months ended March 31, 2006 and 2005, respectively. The Company waives or discounts certain trading fees.

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

Deferred Revenue

The Company has sold 47 Class B-2 memberships as of March 31, 2006. The Class B-2 memberships were sold pursuant to a purchase agreement for $1.5 million each. Certain Class B-2 memberships were paid in full on the purchase date, while others are payable in annual installments; however, the agreement grants immediate membership upon execution of the agreement. The Company currently recognizes revenue from the sale over 14 years, the estimated useful life, on a straight-line basis. The estimated useful life was determined based upon an analysis of certain factors driving the securities industry that could have an effect on the Company’s operations in providing services to its members. Such factors included significant historical operating, regulatory and technology changes which have affected market participants and trading venues. Based upon the analysis, the Company estimated a life of 14 years; however, this period may be subject to change in the future.

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

	March 31, 2006	December 31, 2005
Company funds	$178,637	$165,232
Reserved for payment for order flow program	652	5,695

Total	$179,289	$170,927

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

	March 31, 2006	December 31, 2005
U.S. treasury	$4,934	$9,890
Mutual funds	5,507	7,244

Total	$10,441	$17,134

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

Payment for Order Flow

The Company imposes fees upon market makers to fund payments to order flow providers under a program administered by the Company. These fees are distributed to certain order flow providers as an economic inducement to route their customer orders to the Company’s exchange. The market makers have full discretion regarding the payment. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company reflects the assessments and payments on a net basis, with no impact on revenues or expenses. When fees are assessed, the Company records an asset (Accounts Receivable) with a corresponding liability (Payment for Order Flow Payable).

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

As a result of adopting SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended March 31, 2006 were $297 and $164 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.

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

The Company capitalized $615 and $1,555 for software licenses and software developed for internal use during the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

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

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space and computer equipment. Expenses recorded under these agreements for the three months ended March 31, 2006 and 2005 were $1,680 and $1,509, respectively. The Company also has entered into a contractual agreement for technology enhancements and support with OMX (US) Inc. and its affiliates (collectively “OMX”). Expenses related to OMX were $2,138 and $1,952 for the three months ended March 31, 2006 and 2005, respectively. In addition, the Company has entered into contractual agreements with certain index providers for the rights to list index products. At March 31, 2006, future minimum payments for commitments are as follows:

	Operating Leases	OMX	Other	Total
Nine months ending December 31, 2006	5,010	4,059	750	9,819
Year ending December 31, 2007	4,588	4,137	500	9,225
Year ending December 31, 2008	2,719	3,662	900	7,281
Year ending December 31, 2009	1,939	2,587	—	4,526
Year ending December 31, 2010	1,967	2,587	—	4,554
Thereafter	9,297	—	—	9,297

Letter of Credit

In the normal course of business, the Company collateralizes certain leases through standby letters of credit. As of March 31, 2006 and December 31, 2005, the Company provided letters of credit totaling $417 and $424, respectively, collateralized by certificates of deposit at a financial institution which are included in other assets.

Line of Credit

As of March 31, 2006 and December 31, 2005, the Company had access to a $10,000 uncommitted credit line from a commercial banking institution to be used to meet the Company’s normal short-term capital needs. There were no borrowings outstanding under this credit line at any of those dates.

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

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2006	December 31, 2005
Trading related fees	$23,878	$22,611
Payment for order flow program	9,392	6,538
Class B-2 memberships:
Current	6,000	6,000
Non-current	600	600
Unamortized discount	(52)	(174)
Other	171	96
Allowance for doubtful accounts	(25)	(36)

Total	$39,964	$35,635

6. OTHER MEMBER FEES

Other member fees are comprised of the following:

	Three Months Ended March 31,
	2006	2005
Connectivity and access fees	$3,221	$3,006
Communication, equipment and software fees	685	803
Regulatory and administrative fees	405	289
Revenue from sale of Class B-2 memberships	1,189	1,091
Imputed interest on installment sales of Class B-2 memberships	122	357

Total	$5,622	$5,546

7. DIVIDEND

On March 16, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.05 per outstanding share of its Class A common stock. The dividend was paid on March 31, 2006, to holders of record as of the close of business on March 23, 2006.

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

8. STOCK-BASED PLANS

Stock Options

The Company has two stock option plans—the 2002 Stock Option Plan (the “2002 Plan”), which was adopted in 2002, and the Omnibus Stock Plan, which was adopted in 2005. Under the plans, options on the Company’s common stock are issued for terms of 10 years and generally vest over three years. Options issued in connection with the 2002 Plan were issued with an exercise price significantly less than the estimated fair market value of the Company on the date of grant. Options issued under the Omnibus Stock Plan were issued with an exercise price equal to the estimated fair market value of the Company on the date of grant. Options expire on dates ranging from May 2012 to January 2016. A summary of the stock option activity as March 31, 2006 is as follows:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (years)	Options Exercisable	Weighted Average Exercise Price Per Exercisable Option
Outstanding, December 31, 2004	3,697,650	1.49	7.4	3,610,944	1.39
Granted	544,884	18.75	9.5	—	—
Forfeited	—	—			—
Exercised	(283,947)	1.39			1.39

Outstanding, December 31, 2005	3,958,587	$3.88	6.9	3,383,703	$1.43
Granted	11,601	36.55	9.8	—	—
Forfeited	—	—			—
Exercised	(136,263)	2.15

Outstanding, March 31, 2006	3,833,925	$4.04	6.7	3,329,173	$1.82

The weighted average estimated fair value of the options granted during the year ended December 31, 2005 was $5.95 and the nine months ended March 31, 2006 was $12.06 per option. The Company used a binomial model to value the options. The following assumptions were used:

Grant	Dividend Yield	Expected Volatility	Risk-Free Rate	Expected Life (in years)
2005	1.8%	31.3%	3.94%	5.0
2006	0.6%	44.9%	4.41%	3.5

Restricted Stock

The Company issued restricted stock awards (“RSAs”) to employees and certain directors under its Omnibus Stock Plan primarily in connection with year-end compensation and its initial public offering. All of the restricted stock outstanding as of March 31, 2006 required future service as a condition to the delivery of the underlying shares of common stock along with certain other requirements outlined in the award agreements. The RSAs vest over a period of two or five years. Information related to these RSAs is set forth below:

Grant	Restricted Stock Awards
Outstanding, December 31, 2005	645,117
Granted	173,161
Forfeited	(1,225)
Vested	(158,241)

Outstanding, March 31, 2006	658,812

Stock compensation expenses related to RSAs were $1,645 and $311 for the three months March 31, 2006 and March 31 2005, respectively.

Restricted Stock Units

The Company granted 1,921 restricted stock units on March 31, 2006 to its non-industry directors. Under the restriction, the stock cannot be sold until one year after their service on the Board is terminated.

9. EARNINGS PER SHARE (shares in thousands)

Basic earnings per share, or EPS, is computed by dividing net income by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential reduction in earnings per share that could occur if securities or contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are as follows:

	Three Months Ended March 31,
	2006	2005
Basic earnings per share:
Net income	$12,418	$8,861
Weighted average shares outstanding	37,102	33,059
Basic earnings per share	$0.33	$0.27

Diluted earnings per share:
Net income	$12,418	$8,861
Weighted average shares outstanding	37,102	33,059
Diluted effect of common stock equivalent shares related to stock options and restricted stock	2,152	1,887

Weighted average shares outstanding—diluted	39,254	34,946

Diluted earnings per share	$0.32	$0.25

Diluted EPS computation does not include the anti-dilutive effect of 146 options and RSAs for the three months ended March 31, 2006 and 124 options as of March 31, 2005.

10. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in stockholders’ equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$12,418	$8,861
Change in other comprehensive income:
Unrealized loss on available for sale securities, net of tax	17	(43)

Total comprehensive income	$12,435	$8,818

11. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company operates as one business segment, as an electronic exchange for equity and index options and related services. Revenues are derived in the U.S. and all of the Company’s assets are located in the U.S. The Company considers significant customers to be those who account for more than 10% of the Company’s gross margin. The following is customer concentration information:

	Three Months Ended March 31,
	2006	2005
Members	2	1
Approximate percent of total revenues	24%	10%

12. SUBSEQUENT EVENT

On May 11, 2006, the Company declared a quarterly dividend of $0.05 per share of Class A common stock to stockholders on record as of June 23, 2006. This dividend is payable on June 30, 2006.

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

Overview

We are a fully electronic securities exchange. We are the largest equity options exchange and among the leading options exchanges in the world. Our exchange provides a trading platform in listed equity and index options and related services that are designed to improve the market for options and the speed and quality of trade execution for our members.

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

The pace of economic growth in the U.S. continues and the U.S. Federal Reserve continued to raise its federal funds rate target. For the first three months of 2006, the equities markets posted modest gains—the NASDAQ Composite Index increased 6.1%; the Dow Jones Industrial Average increased 3.7%; and the S&P 500 Index increased 3.7%. Average daily volume for New York Stock Exchange-listed and Nasdaq-quoted stocks increased 12.3% in the first three months of 2006 compared to the comparable period in 2005.

In the options industry, average daily equity and index options volume increased 37.3% to 7.8 million for the first three months of 2006 from 5.7 million in the comparable period in 2005. Average daily volume for equity options increased 37.9% and average daily volume for index options increased 31.2% over this period. Our average daily equity options volume increased 36.4% from 1.7 million to 2.4 million over the same period; however, our market share decreased to 32.7% from 33.1%. Our average daily index volume increased to 28,000 in the first three months of 2006 from 5,000 in the comparable period in 2005. We began to actively market our index trading initiative in 2005. We set several records during the first three months of 2006 including:

•	A new daily trading volume record of 4.6 million equity and index options contracts on January 20, 2006.

•	A new average daily volume record of 2.4 million equity and index options contracts traded for the quarter.

•	A new record for the single largest equity options transaction at the exchange when 165,000 Microsoft calls traded on February 21, 2006.

Our operating results for the first three months of 2006 reflected strong trading levels. We continue to see this favorable trend into the second quarter, though we expect sequential volumes may decline due to seasonal factors historically experienced in the summer months.

Competitive Landscape

There continues to be discussions by industry observers of the possibility of consolidation among global exchanges. On March 7, 2006, the NYSE Group became a direct competitor to us through their acquisition of Archipelago Holdings, Inc., which acquired the Pacific Stock Exchange, one of our competitors. Most recently, Nasdaq announced that as of May 10, 2006, it had purchased 24.1% of the outstanding shares of the London Stock Exchange, following the withdrawal on March 30, 2006 of its previously launched takeover bid.

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

Industry Developments

An official from the SEC recently commented that that the SEC’s limited analysis indicated that, for most actively traded options, the national best bid and offer is at the minimum increment for more than 50% of the trading day and that narrower spreads would benefit investors. Therefore, the staff may ask the SEC to consider setting a date by which exchanges interested and ready to quote in pennies could do so in a limited number of options classes. Overall, we continue to believe moving to penny increments for all quotes and trades could have a negative effect on the options industry and our business. In February 2006, we, along with certain of our members, sent a letter to the SEC proposing a roadmap for them to use in allowing a decrease minimum trading increments in a methodical phased approach in order to properly measure the effect on the options industry and investors. The official further commented that quoting in pennies in a small number of options would allow the assessment on transparency and system capacity.

The official also commented that they completed their review of options order routing and best execution practices and expressed concerns over best execution practices in that brokers cannot ignore price improvement opportunities in meeting their best execution obligations.

Our Trading Volumes and Market Share

Our average daily volume, or ADV, of equity options has grown significantly; however, we have experienced seasonal fluctuations in our volumes on a quarterly basis. While our trading volumes have generally been increasing, over the same time period our market share has fluctuated. The following chart depicts our average daily volume of equity options and our market share since 2004 on a quarterly basis:

	Q1-04	Q2-04	Q3-04	Q4-04	Q1-05	Q2-05	Q3-05	Q4-05	Q1-06
Industry equity options ADV (in thousands)	4,697	4,062	3,747	4,699	5,223	4,923	5,203	6,387	7,202

Our equity options ADV (in thousands)	1,485	1,360	1,290	1,590	1,727	1,598	1,694	2,035	2,356

Our equity options market share	31.6%	33.5%	34.4%	33.8%	33.1%	32.5%	32.6%	31.9%	32.7%

While we do monitor our market share, we do not believe it is the primary indicator of the health of our business relative to absolute volume growth, which is what drives our revenues. Our market share can be negatively impacted by the execution of large crossing transactions (commonly referred to as dividend trades) on the floor-based exchanges, which attract trades through fee caps and market structures that allow greater control of executions in a non-anonymous environment. We believe profitable market share growth comes through the introduction of innovative functionality and new products. We continue to believe our strategy will support this growth.

Index Options

We have expanded our offerings and beginning in 2003, we implemented the technological and regulatory foundation to trade index options. In 2005, we began to actively market our index trading initiative which includes both proprietary and licensed indexes. Prior to 2005, our volume in index options trading was minimal. We currently have listed options on 19 indexes. The following chart reflects the growth in our index options volume since 2005:

	Q1-05	Q2-05	Q3-05	Q4-05	Q1-06

Industry index options ADV (in thousands)	477	516	531	619	626

Our index options ADV (in thousands)	5	18	23	24	28

Our index options market share	1.1%	3.6%	4.2%	3.9%	4.5%

In January 2006, we launched options trading on three additional proprietary indexes; ISE-B&S Water Index™, ISE-CCM Nanotechnology Index™, and ISE-CCM Alternative Energy Index™.

New Business Initiatives

Market Data Product Suite

In January 2006, we announced the launch of a new market data product which provides historical market data to traders and investors to improve the effectiveness of their respective trading strategies. This product is the latest offering in our suite of market data products which will soon expand to include depth-of-book and enhanced sentiment market data offerings. Additional introductions of new products in this area will enable us to monetize the significant amount of proprietary data that we store in the normal course of our operations.

Longitude

On March 24, 2006, we acquired the intellectual property and other related assets of Longitude, Inc., inventor of a proprietary and patented technology that uses parimutuel principles to run derivatives auctions that aggregate liquidity and produce fair and efficient market-driven prices. The new entity, Longitude LLC, became an operating unit of ISE, which retains majority-ownership in partnership with Goldman Sachs Group, Inc. Since late 2002 Goldman Sachs has used the Longitude platform to clear risk and build liquidity for a wide range of auction products. Currently, the products offered include options on economic data in partnership with the Chicago Mercantile Exchange and options on certain energy market statistics in partnership with ICAP Energy and the New York Mercantile Exchange. This acquisition is part of our strategy of delivering expanded product offerings for the industry that demonstrate our commitment to growth and innovative technology.

ISE Stock Exchange

On April 19, 2006, we announced that we were entering the equities market through the launch of ISE Stock Exchange, LLC in partnership with key strategic investors. ISE Stock Exchange, LLC, which will operate as a facility of ISE and which ISE will manage, will introduce its first product, MidPoint Match, or MPM™, in the third quarter of 2006, subject to regulatory authorization. MPM™ is a continuous, instantaneous, fully automated, and anonymous matching platform for trading stock. MPM™’s matching platform will execute orders at the midpoint price of the National Best Bid and Offer, or NBBO, throughout the trading day. We anticipate that MPM™ will be followed by an integrated displayed market offering in the fourth quarter of 2006, subject to regulatory approval. Under the capital structure of ISE Stock Exchange, ISE will not recognize any losses incurred by ISE Stock Exchange.

Our Reorganization

In 2004, we began the process to reorganize into a holding company structure to allow us to have greater organizational flexibility, facilitate our access to the capital markets, promote new business opportunities, facilitate future acquisitions and the formation of strategic alliances and create a framework for future growth. As a registered securities exchange, we are required to submit all changes to our organizational documents to the SEC for approval and certain changes to the organizational documents are generally deemed necessary to create the holding company structure. We received this approval on April 21, 2006.

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

Business Trends and Drivers

Revenues

Transaction Fees

Transaction fees have accounted for, and continue to account for, a majority of our revenues and are primarily driven by contract trading volumes, pricing changes and the proportion of non-broker-dealer customer volume in the trading mix. As a result of competitive pressures, we generally do not charge our members for executing non-broker-dealer customer orders on our exchange with the exception of what we define as premium products. Premium products are those which we believe warrant the same pricing for non-broker-dealer customer orders and our other members. These products include options on SPDRs®, most other licensed and proprietary index options we offer, and, beginning in August 1, 2005, options on most other exchange traded funds, or ETFs. Generally, an increase in our non-broker-dealer customer orders reduces our average revenue per side. As a percent of our total sides, non-broker-dealer customer sides have continued to increase, reaching a high of 43.1% during the three months ended March 31, 2006.

Our transaction fee has varied based upon the overall contract trading volume on our exchange. Historically, this variable fee applied to market maker, firm proprietary, and customer premium product transactions. However, beginning in December 2005, we modified our fee schedule to apply the variable fee only to market maker transactions. Based on our current fee structure, our transaction fee for member market makers will change when our monthly ADV reaches the following thresholds:

Monthly ADV (in thousands)	Transaction Fee
1,045 - 1,343	$0.19
1,343 - 1,880	$0.18
1,880 - 3,133	$0.17
3,133 - 9,400	$0.16
Greater than 9,400	$0.15

The transaction fee for firm proprietary and customer premium product transactions is currently $0.18.

We continually examine our fee structure in light of competitive changes in the marketplace.

Other Member Fees

Other member fees are primarily driven by the number of participants that become members of our exchange, the number of users logging onto our trading system and the capacity requirements that are dictated by the number of quotes, or orders submitted to our trading system as well as the communication method chosen by the member. As of March 31, 2006, we sold 47 Class B-2 memberships, including one during the three months ended March 31, 2006. We anticipate selling the remaining 13 Class B-2 memberships, and may effect such sales at any time. However, we have no present agreements with any entity with respect to the purchase of such Class B-2 memberships and cannot assure any such sales will occur.

Market Data Fees

Market data revenues are primarily driven by the proportional number of trades executed on our exchange as well as OPRA’s profits. We expect our market data revenues to continue to fluctuate based upon trading volumes and OPRA’s profitability. If the options markets begin quoting in penny increments, we would expect OPRA to have increased costs for upgrading the capacity of its systems which may reduce our market data revenues. Additionally, beginning in the second quarter of 2006, we will begin to record revenues from our own market data offering, see “Offering a Market Data Product Suite.” We do not expect the revenues generated from this offering to be material to our 2006 results.

Cost of Revenues

Cost of revenues is comprised of:

•	Activity remittance fees we pay to the SEC pursuant to Section 31 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These fees are designed to recover costs to the government for the supervision and regulation of securities markets and securities professionals. This expense is wholly offset by activity assessment fees we charge our members which is included in transaction fees.

•	License fees we pay for our members to trade licensed products, primarily options on ETFs and indexes. This expense is offset by surcharges we charge our members for trading these products which is included in transaction fees.

Expenses

Compensation and Benefits

Employee compensation and benefits expense is primarily driven by changes in our headcount and levels of incentive compensation. In connection with our initial public offering, we changed our long-term performance-based profit sharing plan to a stock based plan, which will likely result in higher expenses than our previous long-term deferred compensation plan. Additionally, we have expensed stock options in accordance with SFAS No. 123(R). We expect to incur stock based compensation costs of approximately $8.1 million in 2006, which includes $1.2 million for options expense and $6.9 million for restricted stock we granted to our employees as part of 2005 compensation and in connection with our initial public offering to recognize their contributions to our success. We expect our headcount to continue to increase as we grow our business. We may also incur costs for a success bonus, in the form of cash and/or stock, payable to our executive officers and certain directors if and when we sell our remaining 13 Class B-2 memberships.

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

Occupancy

Occupancy expense is primarily driven by our facility needs due to headcount or system needs as well as back-up facilities. We occupied additional office space in January 2006 and anticipate higher occupancy costs in the future to support our growth, computer operations and disaster recovery needs.

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

Other Expenses

Other expenses include Board of Director expenses, travel and entertainment related costs, general office expenses and liability insurance premiums. We expect other expenses to increase to support our overall growth.

Interest and Investment Income

Interest and investment income is primarily driven by our available cash balances and changes in the market values of securities owned in our previous long-term deferred compensation plan.

Provision for Income Taxes

Provision for income taxes is based on the application of prevailing federal, state and local tax rates. The difference between our effective tax rate and the statutory tax rate may vary from period to period, but primarily results from state and local taxes and the effect of certain non-deductible expenses. We expect our effective tax rate to range from approximately 44% to 45% in 2006.

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

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per side amounts)
Transaction fees	$36,867	$26,714
Less cost of revenues:
Activity remittance fees	(4,345)	(2,702)
ETF and index license fees	(1,625)	(931)

Total cost of revenues	(5,970)	(3,633)

Net transaction fees	$30,897	$23,081

Total sides	295,631	211,375

Average transaction fee per side	$0.125	$0.126
Average cost of revenues per side	(0.020)	(0.017)

Average net transaction fee per side	$0.105	$0.109

Critical Accounting Policies

Our accounting policy related to our revenue recognition from the sale of Class B-2 memberships is our most critical accounting policy that requires management to make estimates and judgments that could affect our results.

As of March 31, 2006 we have sold 47 Class B-2 memberships. The Class B-2 memberships were sold pursuant to a purchase agreement for $1.5 million each. Certain Class B-2 memberships were paid in full on the purchase date, while others are payable in annual installments; however, the agreement grants immediate membership upon execution of the agreement.

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

We recognized revenue of $1.2 million during the three months ended March 31, 2006 from the sale of Class B-2 memberships.

Recently Issued Accounting Pronouncements

None

Key Statistical Information

In evaluating the performance of our business, management closely monitors these key statistics:

	Three Months Ended March 31,
	2006	2005
Trading Days	62	61

Average daily trading volume: (1) (2)
Equity and Index Options
Total U.S. industry equity and index options traded (in thousands)	7,828	5,700
Our equity and index options traded (in thousands)	2,384	1,733
Our market share of equity and index options traded	30.5%	30.4%
Equity Options
Total U.S. industry equity options traded (in thousands)	7,202	5,223
Our equity options traded (in thousands)	2,356	1,727
Our market share of equity options traded	32.7%	33.1%
Index Options
Total U.S. industry index options traded (in thousands)	626	477
Our index options traded (in thousands)	28	5
Our market share of index options traded	4.5%	1.1%

Our member total trading volume (sides, in thousands): (3)
Customer	127,302	87,507
Firm proprietary	32,232	18,219
Market maker	136,097	105,649

Total sides	295,631	211,375

Our market share of total industry trading: (4)
Customer	32.1%	30.7%
Firm proprietary	24.9%	21.2%
Market maker	30.6%	32.6%

Revenue:
Average transaction fee per side (5)	$0.125	$0.126
Average cost of transaction fee per side (6)	$(0.020)	$(0.017)

Average net transaction fee per side (6)	$0.105	$0.109
Average transaction fee per revenue side (7)	$0.176	$0.180

Our trades: (8)
Average contracts per trade	16.2	17.1
Average trades per day (in thousands)	147.2	101
Total trades (in thousands)	9,126	6,163
Our market share of industry trades	33.8%	35.6%

Our listed issues: (9)
Average number of issues traded during the period	854	705

Our members (average number trading during period):
PMMs	10	10
CMMs	142	139
EAMs	102	94

Total	254	243

Employees at end of period	189	164

(1)	Represents single counted contract volume. For example, a transaction of 500 contracts on our exchange is counted as a single 500 contract transaction for purposes of calculating our volumes, even though we may receive transaction fees from parties on both sides of the transaction, one side of a transaction, or in some cases, neither side of a transaction.
(2)	Our market share is calculated based on the number of contracts executed on our exchange as a percentage of total industry contract volume.
(3)	Represents each side of a buy or sell transaction. For example, a transaction of 500 contracts on our exchange is counted as two sides of 500 contracts, representing a buy and a sell transaction. We do not currently receive transaction fees from non-broker-dealer customer sides, except for options on our premium products.
(4)	Represents our market share of total U.S. industry equity and index trading for members trading on our exchange based on contract trading volume.

(5)	Average transaction fee per side is calculated by dividing our transaction fees by the total number of sides executed on our exchange. We have charged our members for executing non-broker-dealer customer orders on our exchange except for options on our premium products. Comparing our average transaction fee per side to our average transaction fee per revenue side reflects the negative effect of our fee waivers or reductions on our revenues, on a per side basis. For the three months ended March 31, 2006 and March 31, 2005, we have waived and discounted $9,541 and $6,511 of our fees, respectively.
(6)	Average cost of transaction fee per side is calculated by subtracting cost of revenues from transaction fees, which we refer to as net transaction fees, and dividing the result by the total number of sides executed on our exchange.
(7)	Our average transaction fee per revenue side reflects the transaction fee we charge to our market participants per our publicly available pricing schedules. These schedules were part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the “Exchange Act”. The SEC may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act.
(8)	Members can have several contracts per trade. Trades represent the number of trades cleared through The Option Clearing Corporation, or the OCC. Market data revenue is generated on a per trade basis, not on a contract basis.
(9)	By “issues” we mean the number of securities underlying our options. We trade multiple options series on each underlying security.

We derive our data from our own records and data for the markets in which we compete from information published by or prepared for the OCC and the OPRA.

Three Months Ended March 31, 2006 versus March 31, 2005

Overview

Net income increased 40.1% to $12.4 million during the three months ended March 31, 2006 from $8.9 million during the comparable period in 2005, primarily due to increased trading volumes on our exchange. Our expenses increased 22.6% to $21.0 million during the three months ended March 31, 2006 from $17.2 million during the comparable period in 2005, primarily due to increased compensation and benefits costs.

Revenues

Transaction Fees

Transaction fee revenues increased 38.0% to $36.9 million during the three months ended March 31, 2006 from $26.7 million during the comparable period in 2005, primarily due to increased trading volumes on our exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options during the three months ended March 31, 2006 increased 37.9% from the comparable period in 2005. Our ADV increased 36.4% over the same period and our market share decreased to 32.7% from 33.1%. Our ADV in index options was 28,000 during the three months ended March 31, 2006 compared to 5,000 in the comparable period in 2005.

•	The average number of issues available to trade on our exchange increased to 854 during the three months ended March 31, 2006 from 705 during the comparable period in 2005.

Our average transaction fee per side decreased 1.0% to $0.125 during the three months ended March 31, 2006 from $0.126 during the comparable period in 2005 due to higher activity remittance fees and ETF and index license fees. Activity remittance fees increased due to higher assessments on our transactions pursuant to Section 31 of the Exchange Act. Also increasing were licensing fees on ETF and index options due to increased volume in these products. Partly offsetting these increases was a decrease in our average pricing from $0.180 to $0.176 as a result of reaching certain overall volume thresholds. Our average net transaction fee per side, which excludes activity remittance fees and ETF and license fees, decreased 4.1% to $0.105 during the three months ended March 31, 2006 from $0.109 during the comparable period in 2005. This decrease was primarily due to the proportional increase in our non-broker-dealer customer sides. We currently do not charge any fees for most non-broker-dealer customer equity options transactions, except for options on our premium products. Had we not charged non-broker-dealer customer sides for trading premium products, our average net transaction fee per side would have been $0.005 less during the three months ended March 31, 2006. Non-broker-dealer customer transactions represented 43.1% of all sides executed on our exchange during the three months ended March 31, 2006 compared to 41.4% during the comparable period in 2005. However, overall revenues generated from increased market maker and firm proprietary sides, on which we do charge transaction fees, more than offset the increase in non-broker-dealer customer sides and the decrease in average net transaction fee per side.

Other Member Fees

Other member fees increased 1.4% to $5.6 million during the three months ended March 31, 2006 from $5.5 million during the comparable period in 2005. The increase was primarily driven increase in revenue recognized from the sale of Class B-2 memberships of $0.1 million and a corresponding increase in membership fees of $0.2 million. We recognized revenue from 4 additional Class B-2 memberships in the three months ended March 31, 2006. Additionally, income from regulatory fines increased $0.1 million. Partly offsetting this increase was lower imputed interest and communication fees. Imputed interest from our sale of Class B-2 memberships decreased by $0.2 million due to the prepayments of installments as a result of members selling their memberships to other broker-dealers. Communication fees decreased $0.1 million as we continue to direct our members to obtain and pay for their own communication lines to our network, which, in turn, reduces some of our costs associated with these lines.

Market Data

Market data revenues increased 9.3% to $5.1 million during the three months ended March 31, 2006 from $4.6 million during the comparable period in 2005. The increase was primarily attributable to increased profit by OPRA during the period as a result of a price increase in early 2006. Our number of trades increased 48.1% during the timeframe. We accounted for 33.8% of total industry trades during the three months ended March 31, 2006 and 35.6% during the comparable period in 2005.

Expenses

Compensation and Benefits

Compensation and benefits expense increased 38.2% to $11.4 million during the three months ended March 31, 2006 from $8.2 million during the comparable period in 2005. The increase was primarily due to higher stock based compensation costs and expenses for increased headcount. Stock-based compensation costs related to restricted stock and options we granted on March 9, 2005, the date of our initial public offering, increased $1.0 million. This increase includes the full period effect of the expense in the three months ended March 31, 2006. Our headcount increased to 189 as of March 31, 2006 from 164 as of March 31, 2005 driven by new business initiatives, including staff for the ISE Stock Exchange, as well as other support for our overall growth.

Technology and Communication

Technology and communication expense increased 4.0% to $3.5 million during the three months ended March 31, 2006 from $3.4 million during the comparable period in 2005. Fees paid to OMX increased $0.1 million due to additional enhancements and maintenance of our trading system. Other costs relating to our core trading system increased $0.1 million, primarily for capacity upgrades. Partly offsetting these increases was a decrease in expenses for our member trading network of $0.2 million as we continue to direct members to obtain their own connectivity.

Occupancy

Occupancy expense increased 19.3% to $1.3 million during the three months ended March 31, 2006 from $1.1 million during the comparable period in 2005, primarily due to additional office space we leased in January 2006 to support our growth and preparation for ISE Stock Exchange.

Professional Fees

Professional fees increased 9.5% to $1.6 million during the three months ended March 31, 2006 from $1.5 million during the comparable period in 2005. This increase was primarily due to $0.4 million in higher accounting advisory fees related to public company matters and $0.3 million in higher technology consulting related to the ISE Stock Exchange. Partly offsetting these increases was a $0.4 million decrease in legal fees as the year ago period included services in anticipation of us becoming a public company.

Other Expenses

Other expenses increased 34.3% to $1.0 million during the three months ended March 31, 2006 from $0.8 million during the comparable period in 2005. Insurance expense increased $0.1 as a result of higher coverage subsequent to our initial public offering and other general expenses increased $0.1 million in conjunction with our overall growth.

Reorganization

We incurred $24,000 of reorganization costs during the three months ended March 31, 2006 and $0.1 million during the comparable period in 2005. These expenses consisted primarily of legal, accounting and other professional fees related to our reorganization into a holding company structure.

Interest and Investment Income

Interest and investment income increased to $1.6 million during the three months ended March 31, 2006 from $0.3 million during the comparable period in 2005. The increase was attributable to $0.9 million of additional interest income on higher average cash balances and higher unrealized gains on securities owned of $0.4 million.

Provision for Income Taxes

Our tax provision increased to $9.7 million during the three months ended March 31, 2006 from $7.6 million during the comparable period in 2005. Over the same period our effective tax rate decreased to 44.0% from 46.0% primarily due to a lower tax rate on returns from our invested cash.

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

The following table sets forth our net cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net cash provided by operating activities	$6,498	$24,409
Net cash (used in)/provided by investing activities	2,121	(274)
Net cash provided by/(used in) financing activities	(257)	58,889

Increase in cash and cash equivalents	8,362	83,024
Cash and cash equivalents, beginning of period	170,927	44,847

Cash and cash equivalents, end of period	$179,289	$127,871

Cash and cash equivalents increased to $179.3 million as of March 31, 2006 from $170.9 million as of December 31, 2005:

•	Our net cash provided by operating activities was $6.5 million for the three months ended March 31, 2006 primarily due to increased trading volumes on our exchange partly offset by a decrease in our compensation and benefits payable related to cash payments we made to our employees as part of 2005 year end compensation as well as a decrease in our payment for order flow payable as a result of lower levels of our member’s cash held under our payment for order flow program.

•	Our net cash provided by investing activities was $2.1 million for the three months ended March 31, 2006. We purchased intangible assets of $2.0 million primarily related to our acquisition of intellectual property and other related assets of Longitude, Inc. We also had maturities of U.S. Treasury securities of $5.0 million.

•	Our net cash used in financing activities was $0.3 million for the three months ended March 31, 2006. We repurchased $2.0 million of our common stock tendered by our employees to satisfy tax withholding obligations in connection with the vesting of awards of restricted stock. We repurchased these shares based on their fair market value on the vesting date. In addition, we paid a dividend of $0.05 per share on our common stock or $1.9 million in March 2006. Partly offsetting these decreases was a tax benefit of $3.3 million we recorded related to options exercised by our employees in the first three months of 2006. Our taxes are reduced by the after tax effect of the difference between the fair market value and strike price of the options our employees exercised.

As of March 31, 2006, included in cash and cash equivalents is $0.7 million for our payment for order flow program. Under this program we pay order flow providers on behalf of our market makers for order flow sent to the exchange. We assess fees to our market makers and distribute those funds to the order flow providers. Each market maker has full discretion regarding the payment, and we administer the payments. Accordingly, we reflect the assessments and payments on a net basis with no impact on revenues or expenses. When fees are assessed, we record an asset with a corresponding liability.

As of March 31, 2006, we had a letter of credit agreement totaling $417 to satisfy lease commitments and administrative obligations.

Financial Condition

Our total assets increased to $289.1 million as of March 31, 2006 from $280.5 million as of December 31, 2005. This increase was primarily due to operating cash proceeds resulting from higher transaction volumes. Also affecting our total assets were the following:

•	Our securities owned decreased to $10.4 million as of March 31, 2006 from $17.1 million as of December 31, 2005. Our securities owned are comprised of investments of our excess cash in U.S. treasuries as well as investments in various mutual funds related to our long-term deferred compensation plan for our employees. U.S. treasuries decreased primarily due to the maturities of available for sale securities which were transferred to cash and cash equivalents as well as the re-classification of shorter dated securities. Mutual fund investments decreased primarily due to the withdrawal of vested balances by employees.

•	Our income tax receivable was $2.9 million as of March 31, 2006 compared to a payable of $0.4 million as of December 31, 2005 primarily due to increased provision for income taxes. The receivable balance resulted from tax benefits we realize as a result of options exercised in the three months ended March 31, 2006.

•	Other assets increased to $6.7 million as of March 31, 2006 from $5.3 million as of December 31, 2005 primarily due to the purchase of intangible assets.

•	Our net deferred tax asset decreased to $21.2 million as of March 31, 2006 from $22.3 million as of December 31, 2005 primarily due to the differences between the financial statement and income tax basis we use to recognize software development costs.

Our total liabilities decreased from $95.5 million as of December 31, 2005 to $87.0 million as of March 31, 2006. This decrease was primarily due to a decrease in our compensation and benefits payable due to the payment of incentive compensation awards and exercises of vested balances in our employee profit-sharing plan in the three months ended March 31, 2006.

We recorded $2.9 million of minority interest representing interest of a minority shareholder in our subsidiary.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of March 31, 2006, which are primarily operating leases for office space and equipment and contractual agreements for trading software license technology enhancements and support of our core trading system from OMX:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(in thousands)
Operating leases	$25,520	$5,010	$7,307	$3,906	$9,297
OMX purchase obligations	$17,032	$4,059	$7,799	$5,174	$—
Other purchase obligations	$2,150	$750	$1,400	$—	$—

Total	$44,702	$9,819	$16,506	$9,080	$9,297

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk to us generally represents the risk of changes in value of a financial instrument that might result from fluctuations in interest rates and equity prices. We have internal processes governing our management of market risks in the normal course of our business operations. Furthermore, we have not entered into any derivative contracts to mitigate such risks, though we may in the future.

Interest Rate Risk

In order to maximize yields, we invest portions of our excess cash in short-term interest earning assets, primarily money market instruments at commercial banks and U.S. treasuries with maturities of less than 2 years, which totaled $175.1 million and $183.6 million as of December 31, 2005 and March 31, 2006, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Equity Price Risk

As an exchange, we do not trade securities for our own account nor maintain inventories of securities for sale. However, we do have investments in various mutual funds that we hold on behalf of our employees as part of our previous long-term performance-based profit-sharing plan. Under the plan, fund awards were granted to our employees, which they in turn invest in various mutual fund investments. Employees vest in the distributions over a period of three years. The participating employees bear the risk of the vested portion of the investments, and we bear the risk of the unvested portion. In addition, we have purchased U.S. treasuries with our available excess cash in order to increase our return. As a result, we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $0.5 million and $0.4 million as of December 31, 2005 and March 31, 2006, respectively.

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

Item 1A. Risk Factors

Our business faces significant risks. The risks described below update the risk factors described in our Annual Report on Form 10-K for the fiscal year ending 2005, and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q and our 2005 Form 10-K may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially.

There are significant risks and uncertainties associated with the roll-out of ISE Stock Exchange.

On April 19, 2006, we announced that we were entering the equities market through the launch of ISE Stock Exchange, LLC in partnership with key strategic investors. ISE Stock Exchange, LLC, which will operate as a facility of ISE and which ISE will manage, will introduce its first product, MidPoint Match, or MPM™, in the third quarter of 2006, subject to regulatory authorization. MPM™ is a continuous, instantaneous, fully automated, and anonymous matching platform for trading stock. MPM™’s matching platform will execute orders at the midpoint price of the NBBO, throughout the trading day. We anticipate that MPM™ will be followed by an integrated displayed market offering in the fourth quarter of 2006, subject to regulatory approval. There are significant risks and uncertainties associated with this new business:

•	ISE Stock Exchange may not be accepted by the market as a reliable and effective trading platform or provide services at a price that is profitable. If ISE Stock Exchange is not commercially successful, we may be required to find or provide additional funding or curtail or modify our business strategy, for which we may incur additional costs and expenses.

•	Although MPM™ has been successfully tested and operated on a trial basis, no sales or service has yet been provided in an actual trading market. In addition, we are in the process of internally developing the displayed market offering to be rolled out in the fourth quarter of 2006, an endeavor we have not undertaken previously. Consequently, there has been no testing or operation of the displayed market offering yet. Furthermore, we may not receive SEC authorization to launch the MPM™ or approval to launch the displayed market offering, and we may not successfully launch MPM™ or the displayed market offering in the time anticipated, or at all.

•	The successful integration of MPM™ and the displayed market offering may also face a number of significant challenges, such as integrating liquidity opportunities for MPM™ and our displayed market offering, both on order entry and as prices change, while maintaining effective speed and responsiveness, as well as the uncertainties of the timing and impact of the implementation of Regulation NMS. Successful integration of the two components may also depend on the ability and willingness of market participants to build new technology platforms. It is also dependent on the SEC’s timely approval of any necessary rule changes, which approval cannot be assured. We may be unable to integrate the two components of ISE Stock Exchange successfully in the form or manner that we currently foresee.

•	If we successfully develop and launch our displayed market offering, Regulation NMS, and changes in Regulation NMS, may adversely affect it. On April 6, 2005, the SEC adopted Regulation NMS, which is a set of regulations that will govern certain aspects of trading on securities market centers. Its provisions are scheduled to become effective at various points throughout 2006. One of the principal features of Regulation NMS is the modernization of the “trade through” rule. Among other things, Regulation NMS requires market centers to establish and maintain procedures to prevent “trade throughs,” or the execution of an order at a price inferior to the best bid or offer displayed by another market center at the time of execution. Regulation NMS will protect and apply only to quotes available for immediate execution. We believe that the “trade through” rule implemented by Regulation NMS may increase competition between markets, including ISE Stock Exchange.

We believe that Regulation NMS will not have a significant impact on our MPM™, but may affect our displayed market offering if we successfully develop and launch it. For example, Regulation NMS, as currently formulated, will impose a cap of $0.003 per share on the access fees charged by market centers to members (or customers) and non-members based on executions against the best bid or best offer displayed through the consolidated quote system. This system continuously provides the best bid quote and best offer quote in listed equity securities to the public. As a result, the transaction fees that ISE Stock Exchange may charge for executions against its best bid and offer on the displayed market offering will be capped. This cap could decrease the amount of transaction fees that ISE Stock Exchange earns and prevent it from increasing its revenues by charging higher prices. In addition, we have begun to develop business strategies in consideration of the rules in the current form of Regulation NMS. Any delay in the implementation of Regulation NMS, beyond what is currently contemplated, as well as any amendment to Regulation NMS, may adversely affect our business strategies as they relate to the development and launch of the displayed market offering.

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

The table below sets forth the information with respect to purchases made by the Company of our common stock during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2006 – Jan. 31, 2006	29,684	$27.52	—	—
Mar. 1, 2006 – Mar. 31, 2006	25,152	$45.32	—	—

(1)	These shares represent shares of common stock that were tendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the vesting date.

Item 5. Other Information

On May 11, 2006, the Company announced certain changes to the leadership of its Board of Directors. After four years of service, Ivers W. Riley stepped down as Chairman of the ISE, but will remain on the Board of Directors. Dr. Frank J. Jones, Ph.D., who has been a director of the ISE since 2000 and was most recently Vice Chairman of the Board, became Chairman. Dr. John F. Marshall, Ph.D., who has been a director of the ISE since 2000 and is currently Chairman of the Finance and Audit Committee, became Vice Chairman. The Company also announced that two new members are joining the Board of Directors. Peter J. Bottini will serve as the representative of ISE’s Electronic Access Members (EAMs). Edward Boyle will serve as the representative of ISE’s Competitive Market Makers (CMMs). Mr. Bottini and Mr. Boyle are replacing Brian Donnelley and John Koltes, who are leaving the Board.

On May 11, 2006, the Company declared a quarterly dividend of $0.05 per share of Class A common stock to stockholders on record as of June 23, 2006. This dividend is payable on June 30, 2006.

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

INTERNATIONAL SECURITIES EXCHANGE, INC.

Dated: May 12, 2006	By:	/s/ Bruce Cooperman
	Name:	Bruce Cooperman
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)