Form 10-Q
period 2006-06-30
International Securities Exchange, Inc.
filed 2006-08-11
CIK 1295230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 3, 2006 there were 38,115,235 shares of the registrant’s Class A common stock outstanding (voting).

INTERNATIONAL SECURITIES EXCHANGE, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2006

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Transaction fees	$40,682	$26,987	$77,549	$53,701
Member fees and other	6,330	5,214	11,952	10,760
Market data	4,095	4,787	9,150	9,413

Total revenues	51,107	36,988	98,651	73,874
Cost of revenues:
Activity remittance fees	3,706	3,022	8,051	5,724
License fees	2,321	1,323	3,946	2,254

Total cost of revenues	6,027	4,345	11.997	7,978

Gross margin	45,080	32,643	86,654	65,896
Expenses:
Compensation and benefits	11,476	9,906	22,844	18,133
Technology and communication	3,739	3,251	7,257	6,633
Occupancy	1,396	1,054	2,714	2,159
Professional fees	1,443	1,150	3,071	2,637
Marketing and business development	816	1,093	1,438	1,679
Depreciation and amortization	1,839	1,511	3,356	3,009
Other	1,538	1,139	2,571	1,909

Total direct expenses	22,247	19,104	43,251	36,159
Reorganization	105	—	129	102
Offering cost	—	54	—	54

Total expenses	22,352	19,158	43,380	36,315

Operating income	22,728	13,485	43,274	29,581
Interest and investment income	1,535	1,027	3,146	1,349
Minority interest	272	—	272	—

Income before provision for income taxes	24,535	14,512	46,692	30,930
Provision for income taxes	10,832	6,377	20,571	13,933

Net income	$13,703	$8,135	$26,121	$16,997

Earnings per share:
Basic	$0.37	$0.22	$0.70	$0.49
Diluted	$0.35	$0.21	$0.66	$0.46
Weighted average number of shares outstanding:
Basic	37,380	36,741	37,242	34,910
Diluted	39,477	38,818	39,411	36,911

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200,434	$170,927
Accounts receivable, net	39,844	35,048
Income tax receivable	2,919	—
Securities owned	4,957	9,890
Other current assets	3,333	2,745

Total current assets	251,487	218,610
Securities owned	4,909	7,244
Accounts receivable	—	587
Fixed assets, net	28,302	29,205
Deferred tax asset, net	22,365	22,333
Other assets	6,569	2,517

Total assets	313,632	280,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	19,018	15,406
Compensation and benefits payable	6,568	8,371
Deferred revenue	5,375	4,687
Income taxes payable	—	372
Payment for order flow payable	9,200	12,233

Total current liabilities	40,161	41,069
Deferred revenue	50,636	50,238
Other liabilities	3,841	4,211

Total liabilities	94,638	95,518

Minority interest	2,610	—
Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 150,000 authorized as of June 30, 2006 and December 31, 2005 and 37,417 and 37,025 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	374	370
Additional paid-in capital	145,964	136,918
Retained earnings	70,067	47,743
Accumulated other comprehensive loss	(21)	(53)

Total stockholders’ equity	216,384	184,978

Total liabilities, minority interest and stockholders’ equity	$313,632	$280,496

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
As of December 31, 2004	32,139	$321	$57,011	$24,180	$(14)	$(39)	$81,459
Net income	—	—	—	35,347	—	—	35,347
Dividend	—	—	—	(11,784)	—	—	(11,784)
Net proceeds from initial public offering	4,602	46	70,693	—	—	—	70,739
Amortization of stock based plan	—	—	4,811	—	14	—	4,825
Stock options exercised	284	3	392	—	—	—	395
Tax benefit for stock options exercised	—	—	4,011	—	—	—	4,011
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	(14)	(14)

As of December 31, 2005	37,025	370	136,918	47,743	—	(53)	184,978
Net income	—	—	—	26,121	—	—	26,121
Dividend	—	—	—	(3,797)	—	—	(3,797)
Amortization of stock based plan	—	—	3,933	—	—	—	3,933
Stock options exercised and restricted stock vested	392	4	584	—	—	—	588
Shares repurchased	—	—	(1,971)	—	—	—	(1,971)
Tax benefit for stock options exercised	—	—	6,500	—	—	—	6,500
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	32	32

As of June 30, 2006 (Unaudited)	37,417	$374	$145,964	$70,067	$—	$(21)	$216,384

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$26,121	$16,997
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Depreciation and amortization	3,172	3,009
Asset impairment	184	—
Minority interest	2,610	—
Stock based compensation	3,933	1,869
Deferred taxes	(32)	(3,845)
Unrealized (gain)/loss on securities owned and available for sale securities, net	(159)	(66)
Excess tax benefits from share-based payment arrangements	(6,500)	—
(Increase)/decrease in operating assets:
Accounts receivable, net	(4,209)	57
Income tax receivable	3,581	7,539
Securities owned	2,486	4,074
Other assets	(787)	2,710
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	3,612	7,778
Compensation and benefits payable	(1,803)	(7,752)
Income tax payable	(372)	—
Deferred revenue	1,086	1,008
Payment for order flow payable	(3,033)	(421)
Other liabilities	(370)	(364)

Net cash provided by operating activities	29,520	32,593

Cash flows from investing activities:
Purchase of fixed assets	(2,312)	(1,236)
Purchase of intangible assets	(2,234)	—
Investment in ISE Stock Exchange, LLC	(1,760)	—
Maturities of available for sale securities	4,973	4,990

Net cash provided by/(used in) investing activities	(1,333)	3,754

Cash flows from financing activities:
Dividend	(3,797)	(11,784)
Net proceeds from initial public offering	—	70,673
Proceeds from options exercised	588	—
Share repurchase	(1,971)	—
Excess tax benefits from share-based payment arrangements	6,500	—

Net cash provided by/(used in) financing activities	1,320	58,889

Increase in cash and cash equivalents	29,507	95,236
Cash and cash equivalents, beginning of period	170,927	44,847

Cash and cash equivalents, end of period	$200,434	$140,083

Non-cash activities:

In February 2005, the Company declared and paid a stock dividend of eight shares of Class A common stock per share of Class A common stock outstanding.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Information as of June 30, 2006 and 2005 is unaudited and for the Twelve Months

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles, or GAAP. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Principles of Consolidation

The Company has one wholly owned subsidiary, ETC Acquisition Corp. which has remained dormant since 2002, and a majority owned subsidiary, Longitude LLC (“Longitude”). The accompanying consolidated financial statements include the accounts of ETC Acquisition Corp. as well as Longitude LLC. All inter-company transactions have been eliminated in consolidation. Minority interest represents The Goldman Sachs Group, Inc.’s investment in Longitude LLC.

On April 18, 2006, the Company along with several strategic investors formed ISE Stock Exchange, LLC (“ISE Stock Exchange”). This new venture represents the Company’s entrance into the equities market. Under the terms of the Amended and Restated Limited Liability Company Agreement, the Company will retain a majority of the voting interest and any losses from the operations will be allocated to the strategic investors. The company has determined that ISE Stock Exchange is a variable interest entity, or VIE, in accordance with FIN46(R) “Consolidation of Variable Interest Entities.” In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As the company is not currently required to absorb the losses of the VIE, it has determined that it is not the primary beneficiary of the VIE, and therefore the results of the VIE are not consolidated. The ISE Stock Exchange may be consolidated in the future depending on various facts and circumstances. The Company has accounted for its investment under the equity method of accounting.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses for the period presented. Actual results could differ from those estimates.

Revenue Recognition

Transaction fees are earned based on contracts executed on the Company’s exchange and are recorded as transactions occur on a trade date basis. Transaction fees are recorded net of discounts of $8,555 and $6,476 for the three months ended June 30, 2006 and 2005, respectively, and $18,097 and $12,987 for the six months ended June 30, 2006 and 2005, respectively. The Company waives or discounts certain trading fees.

Market data revenues are predominantly earned from the sale of the Company’s buy and sell transaction information and quotes through the Options Price Reporting Authority (“OPRA”). The Company earns a portion of OPRA’s net income based on its pro-rata share of industry trade (not contract) volume. Revenue is recorded as transactions occur on a trade date basis.

Member fees are comprised of revenues earned for connectivity and access to the Company’s exchange; revenue from the sale of Class B-2 memberships; fees for use of the Company’s communication network, equipment and trading software; and regulatory and administrative fees. Other fees represent fees for services provided by Longitude. Connectivity, access fees and communications, equipment and trading software fees and Longitude revenues are charged and recognized on a monthly basis based upon a specific fixed fee for each service. Revenue from the sale of Class B-2 memberships is deferred and recognized on a straight-line basis over 14 years. Administrative fees are charged and recognized as incurred. Regulatory fees are charged on an annual basis and recognized over a twelve-month period.

Deferred Revenue

The Company has sold 48 Class B-2 memberships as of June 30, 2006. The Class B-2 memberships were each sold pursuant to a purchase agreement for $1.5 million each. Certain Class B-2 memberships were paid in full on the purchase date, while others are payable in annual installments; however, the purchase agreement grants immediate membership upon execution of the purchase agreement. The Company currently recognizes revenue from the sale over 14 years, the estimated useful life, on a straight-line basis. The estimated useful life was determined based upon an analysis of certain factors driving the securities industry that could have an effect on the Company’s operations in providing services to its members. Such factors included significant historical operating, regulatory and technology changes which have affected market participants and trading venues. Based upon the analysis, the Company estimated a life of 14 years; however, this period may be subject to change in the future.

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

	June 30, 2006	December 31, 2005
Company funds	$199,814	$165,232
Reserved for payment for order flow program	620	5,695

Total	$200,434	$170,927

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

	June 30, 2006	December 31, 2005
U.S. treasury	$4,957	$9,890
Mutual funds	4,909	7,244

Total	$9,866	$17,134

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

Stock-Based Compensation

Effective January 1, 2005, and in connection with its initial public offering, the Company began to account for stock-based employee compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” using the modified prospective adoption method. Under this method of adoption, compensation expense is recognized over the relevant service period based on the fair value of stock options and restricted stock awards granted on or after January 1, 2005 and future years. In addition, compensation cost is recognized in 2005 for awards granted prior to the adoption date for which the requisite service period has not been rendered. No unearned compensation is included in stockholders’ equity for such stock options and restricted stock awards granted. Rather, such stock options and restricted stock units are included in stockholders’ equity under SFAS No. 123(R) when services required from employees in exchange for the awards are rendered and expensed.

Compensation expense resulting from stock options granted prior to the adoption of SFAS No. 123(R) were accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, and accordingly, compensation expense was measured as the excess of the estimated fair value per share of the Company at the date of grant over the options exercise price and was recognized over the vesting period.

As a result of adopting SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended June 30, 2006 were $318 and $174 lower, respectively, and for the six months ended June 30, 2006 were $615 and $338 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.

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

The Company capitalized $1,029 and $1,555 for software licenses and software developed for internal use during the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

Marketing and Promotional Fees

Advertising costs, including media advertising and production costs, are expensed when incurred.

Intellectual Property

All costs related to patents on internally developed intellectual property are expensed when incurred.

Impairment of Long-Lived Assets

On a periodic basis, the Company performs a review for the impairment of long-lived assets when events or changes in circumstances indicate that the estimated undiscounted future cash flows expected to be generated by the assets are less than their carrying amounts or when other events occur which may indicate that the carrying amount of an asset may not be recoverable. During the three months ended June 30, 2006, the company recorded an impairment charge of $0.2 million related to software licenses.

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

4. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in various routine reviews, regulatory audits and inspections by the SEC as well as legal proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, it is the opinion of management, after consultation with counsel, that the outcomes of any such proceedings or claims are unlikely to have a material adverse effect on the business, financial condition or operating results of the Company.

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space and computer equipment. Expenses recorded under these agreements for the three months ended June 30, 2006 and 2005 were $1,745 and $1,526, respectively, and for the six months ended June 30, 2006 and 2005 were $3,508 and $3,035, respectively. The Company also has entered into a contractual agreement for technology enhancements and support with OMX (US) Inc. and its affiliates (collectively “OMX”). Expenses related to OMX were $2,253 and $1,902 for the three months ended June 30, 2006 and 2005, respectively, and for the six months ended June 30, 2006 and 2005 were $4,391 and $3,854, respectively. In addition, the Company has entered into contractual agreements with certain index providers for the rights to list index products. At June 30, 2006, future minimum payments for commitments are as follows:

	Operating Leases	OMX	Other	Total
Six months ending December 31, 2006	3,336	1,306	500	5,142
Year ending December 31, 2007	4,635	4,137	500	9,272
Year ending December 31, 2008	2,767	3,662	878	7,307
Year ending December 31, 2009	1,963	2,587	—	4,550
Year ending December 31, 2010	1,967	2,587	—	4,554
Thereafter	9,297	—	—	9,297

Letter of Credit

In the normal course of business, the Company collateralizes certain leases through standby letters of credit. As of June 30, 2006 and December 31, 2005, the Company provided letters of credit totaling $416 and $424, respectively, collateralized by certificates of deposit at a financial institution which are included in other assets.

Line of Credit

As of June 30, 2006 and December 31, 2005, the Company had access to a $10,000 uncommitted credit line from a commercial banking institution to be used to meet the Company’s normal short-term capital needs. There were no borrowings outstanding under this credit line as of any of those dates.

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

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2006	December 31, 2005
Trading related fees	$29,451	$22,611
Payment for order flow program	8,580	6,538
Class B-2 memberships:
Current	600	6,000
Non-current	—	600
Unamortized discount	(39)	(174)
Due from ISE Stock Exchange, LLC	1,197	—
Other	77	96
Allowance for doubtful accounts	(22)	(36)

Total	$39,844	$35,635

6. MEMBER FEES AND OTHER

Member fees and other are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Connectivity, access fees and other fees	$3,524	$2,960	$6,745	$5,966
Communication, equipment and software fees	1,093	767	1,778	1,570
Regulatory and administrative fees	502	238	906	527
Revenue from sale of Class B-2 memberships	1,198	1,127	2,388	2,218
Imputed interest on installment sales of Class B-2 memberships	13	122	135	479

Total	$6,330	$5,214	$11,952	$10,760

7. DIVIDEND

On May 11, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.05 per outstanding share of its Class A common stock. The dividend was paid on June 30, 2006, to holders of record as of the close of business on June 23, 2006.

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

8. STOCK-BASED PLANS

Stock Options

The Company has two stock option plans—the 2002 Stock Option Plan (the “2002 Plan”), which was adopted in 2002, and the Omnibus Stock Plan, which was adopted in 2005. Under the plans, options on the Company’s common stock are issued for terms of 10 years and generally vest over three years. Options issued in connection with the 2002 Plan were issued with an exercise price significantly less than the estimated fair market value of the Company on the date of grant. Options issued under the Omnibus Stock Plan were issued with an exercise price equal to the estimated fair market value of the Company on the date of grant. Options expire on dates ranging from May 2012 to June 2016. A summary of the stock option activity as of June 30, 2006 is as follows:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (years)	Options Exercisable	Weighted Average Exercise Price Per Exercisable Option
Outstanding, December 31, 2004	3,697,650	1.49	7.4	3,610,944	1.39
Granted	544,884	18.75	9.5	—	—
Forfeited	—	—			—
Exercised	(283,947)	1.39

Outstanding, December 31, 2005	3,958,587	$3.88	6.9	3,383,703	$1.43
Granted	65,601	$39.37	9.9	—	—
Forfeited	—	—			—
Exercised	(287,965)	$1.75

Outstanding, June 30, 2006	3,736,223	$4.67	6.5	3,177,471	$1.84

The weighted average estimated fair value of the options granted during the year ended December 31, 2005 was $5.95 and the six months ended June 30, 2006 was $12.99 per option. The Company used a binomial model to value the options. The following assumptions were used:

Grant	Dividend Yield	Expected Volatility	Risk-Free Rate	Expected Life (in years)
2005	1.8%	31.3%	3.94%	5.0
2006	0.6%	44.9%	4.41%	3.5

Restricted Stock

The Company issued restricted stock awards (“RSAs”) to employees and certain directors under the Omnibus Stock Plan primarily in connection with year-end compensation and its initial public offering. All of the restricted stock outstanding as of

June 30, 2006 require future service as a condition to the delivery of the underlying shares of common stock along with certain other requirements outlined in the award agreements. The RSAs vest over a period of two or five years. Information related to the RSAs is set forth below:

Grant	Restricted Stock Awards
Outstanding, December 31, 2005	645,117
Granted	173,786
Forfeited	(15,841)
Vested	(158,424)

Outstanding, June 30, 2006	644,638

Stock compensation expenses related to RSAs were $1,510 and $1,209 for the three months June 30, 2006 and 2005, respectively and $3,154 and $1,521 for the six months ended June 30, 2006 and 2005, respectively.

Restricted Stock Units

The Company has granted to its non-industry directors, and will continue to grant, restricted stock units (“RSUs”) under the Omnibus Stock Plan at a value of $10 per non-industry director on a quarterly basis. Under the restriction, the stock cannot be sold until one year after their service on the Board is terminated. Stock compensation expenses related to RSUs were $80 for the three months ended June 30, 2006 and $160 for the six months ended June 30, 2006.

Grant	Restricted Stock Awards
Outstanding, December 31, 2005	0
Granted	4,023
Forfeited	—
Vested	—

Outstanding, June 30, 2006	4,023

9. EARNINGS PER SHARE

Basic earnings per share, or EPS, is computed by dividing net income by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential reduction in earnings per share that could occur if securities or contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$13,703	$8,135	$26,121	$16,997
Weighted average shares outstanding	37,380	36,741	37,242	34,910
Basic earnings per share	$0.37	$0.22	$0.70	$0.49
Diluted earnings per share:
Net income	$13,703	$8,135	$26,121	$16,997
Weighted average shares outstanding	37,380	36,741	37,242	34,910
Diluted effect of common stock equivalent shares related to stock options and restricted stock	2,097	2,077	2,169	2,001

Weighted average shares outstanding—diluted	39,477	38,818	39,411	36,911

Diluted earnings per share	$0.35	$0.21	$0.66	$0.46

Diluted EPS computation does not include the anti-dilutive effect of 28 and 536 options and RSAs for the three months ended June 30, 2006 and 2005 respectively, and 18 and 333 options and RSAs for the six months ended June 30, 2006 and 2005 respectively.

10. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in stockholders’ equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$13,703	$8,135	$26,121	$16,997
Change in other comprehensive income:
Unrealized loss on available for sale securities, net of tax	15	(43)	32	(22)

Total comprehensive income	$13,718	$8,092	$26,153	$16,975

11. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company has one reportable business segment, as an electronic exchange for equity and index options and related services. This segment comprises well over 90% of the company’s total revenues, profits, and assets. Revenues in the options business are derived in the U.S. and all of the Company’s assets are located in the U.S. The Company considers significant customers to be those who account for more than 10% of the Company’s gross margin. The following is customer concentration information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Members	2	2	2	2
Approximate percent of total revenues	23%	21%	23%	20%

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

OVERVIEW

We are the largest equity options exchange and among the leading options exchanges in the world. We are an innovative securities market, founded on the principle that technology and competition create better, more efficient markets for investors. We developed a unique market structure for advanced screen-based trading systems and in May 2000 launched the first fully electronic U.S. options exchange. Our exchange currently provides a trading platform in listed equity and index options and related services that are designed to improve the market for options and the speed and quality of trade execution for our members.

On March 14, 2005, we completed our initial public offering, in which we sold 4,602,115 shares and certain of our stockholders sold 6,954,590 shares of our common stock at $18.00 per share. The proceeds to us, less commissions and other direct selling expenses, were $70.7 million.

On December 13, 2005, we completed a secondary offering for selling stockholders, in which our stockholders sold 8,000,000 shares of our common stock at $30.00 per share. We did not receive any proceeds from the sale of common stock from this offering nor did we sell any shares of common stock.

We earned revenues of $51.1 million in the second quarter of 2006 compared to $37.0 million in the same period last year. Our gross margin (net revenues) was $45.1 million in the second quarter of 2006 compared to $32.6 million in the same period last year. Our net income was $13.7 million in the second quarter of 2006 compared to $8.1 million in the same period last year.

Business Environment

The options industry continues to operate in an increasingly dynamic and competitive environment. Our business is affected by macroeconomic factors impacting the U.S. economy as well as factors specific to the securities industry.

The pace of economic growth in the U.S. remained favorable despite a backdrop of inflationary concerns, higher energy prices and continuing rate increases by the U.S. Federal Reserve. The equity markets began to experience higher levels of volatility in the second quarter of 2006. The NASDAQ Composite Index decreased approximately 7% since the end of the first quarter of 2006 fluctuating between a high of 2,371 in mid-April to a low of 2,072 in mid-June. The Dow Jones Industrial Average ended the second quarter of 2006 essentially flat from the end of the first quarter of 2006; however, it fluctuated between a high of 11,643 in mid-May and a low of 10,706 in mid-June. Average daily volume for New York Stock Exchange-listed and Nasdaq-quoted stocks increased approximately 26% in the second quarter of 2006 compared to the comparable period in 2005.

We believe the higher volatility in the equity markets, particularly in the second quarter of 2006, partly contributed to an increase in overall trading volumes in the options industry. Options industry average daily equity and index options volume increased approximately 52% to 8.3 million in the second quarter of 2006 from 5.4 million in the comparable period in 2005. Average daily volume for equity options increased approximately 52% and average daily volume for index options increased approximately 61% over this period. Our average daily equity options volume increased approximately 48% from 1.6 million to 2.4 million over the same period; however, our market share decreased to 31.8% from 32.5%. Our average daily index volume increased to 36,000 in the second quarter of 2006 from 18,000 in the comparable period in 2005. We began to actively market our index trading initiative in 2005. Higher volatility in the second quarter of 2006 may have offset the effect of lower volumes typically experienced during this time period due to seasonality.

On May 16, 2006, we traded our 1.5 billionth contract, which occurred approximately one year after we traded our one billionth contract on May 24, 2005. We began trading on May 26, 2000.

Industry Developments

Pennies

In June 2006 we, along with the other options exchanges, received a letter from the SEC requesting the exchanges plan for the implementation of a pilot to quote certain options in pennies by January 29, 2007. The SEC specifically requested the pilot cover a small number of options, such as the QQQQ and a few other classes to allow an assessment on transparency and system capacity. In subsequent discussions with the SEC and the options exchanges, it was decided that the pilot would begin on January 26, 2006 and would include 13 stocks and ETFs covering a full range of trading characteristics - one issue selected by each exchange, six from the SEC and the QQQQ. The SEC instructed the pilot be conducted with trading increments of one cent for options trading up to $3.00 and in five cent increments for options trading above $3.00 and the QQQQ in one-cent increments. We provided a list of 13 issues to the SEC that covered a broad spectrum of trading characteristics and provided a preference for two of those 13 symbols. Based on tests we have performed with our technology partners, we believe our trading system currently has the capacity to process the options in the pilot program with quoting in penny increments. If the SEC were to decide to extend the pilot to a significantly greater number of symbols, we may incur additional costs to upgrade our systems.

Trading in penny increments might benefit investors with small orders because they might receive more favorable prices; however, penny trading may also lead to decreased liquidity for large size orders and decreased market makers’ profitability. Decreased market makers’ profitability could lead to pricing pressures on exchanges. Additionally, penny trading could lead to increased costs across the industry to upgrade broker-dealer, exchange and market data provider systems to handle increased quote traffic. Moving to penny increments for all quotes and trades may have a negative effect on certain participants in the options industry and our business.

Order Flow Practices

Recently, an official from the SEC commented that the SEC’s recent examination on options order routing and best execution practices revealed order flow providers may rely on factors other than price to determine order routing decisions such as payment for order flow, internalization, reciprocal arrangements, and other inducements. The official also commented that broker-dealers may not be taking full advantage of price improvement mechanisms offered through some exchanges for a meaningful amount of their order flow. The official commented that creating execution quality statistics, similar to those currently available in the equities markets, may provide brokers with information to assess execution quality across exchanges and enable customers to monitor their broker’s handling of their orders. While the views expressed by the SEC official are his/her own, and not necessarily that of the SEC, we believe comments by senior SEC officials provide insight to the overall views or directions the SEC may take in certain matters. It is unclear at this time what effect, if any, the creation of execution reports would have on us.

We have explicitly stated that we are opposed to all forms of payment for order flow programs. Nonetheless, in order to remain competitive, we maintain a payment for order flow program where we impose a fee on market makers, creating a pool of money to pay for order flow. In July 2006, we increased the fee thereby increasing the pool market makers can pay to order flow providers. We increased this amount in light of similar fee changes at CBOE.

Cross-Border Exchange Mergers

In June 2006, the SEC released a fact sheet regarding potential cross-border exchange mergers. This fact sheet addressed the SEC’s view on regulatory and registration issues related to non-U.S. exchange-listed companies compliance with U.S regulation, in particular the Sarbanes-Oxley Act of 2002. The fact sheet stated joint ownership of a U.S. exchange and a non-U.S. exchange would not result in automatic application of U.S. securities regulation to the listing or trading activities of the non-U.S. exchange. This SEC announcement may attract interest in additional cross-border affiliations or ownership between U.S. and foreign exchanges.

Competitive Landscape

There continues to be discussions by industry observers of the possibility of increased consolidation among exchanges due to the increasing number of announcements of mergers and demutualizations as well as filings of initial public offerings by exchanges. For example:

•	On May 19, 2006, the Nasdaq Stock Market, Inc. announced that it had increased its ownership stake in the London Stock Exchange Group plc to approximately 25%.

•	On June 1, 2006, the NYSE Group, Inc. and Euronext N.V. announced an agreement to combine to create a global securities exchange trading cash and derivatives securities.

•	On July 17, 2006, NYMEX Holdings, Inc., parent company of the New York Mercantile Exchange, Inc., announced that it had filed a registration statement of Form S-1 and a preliminary proxy statement with the SEC.

•	On July 18, 2006, the Philadelphia Stock Exchange (“PHLX”) announced that Citadel Derivatives Group LLC, Merrill Lynch, Citigroup, Credit Suisse, Morgan Stanley, and UBS exercised warrants resulting in them collectively holding 89.4% of PHLX’s outstanding shares.

•	On July 27, 2006, the Chicago Board Options Exchange, our largest competitor in terms of volume, announced that its Board of Directors authorized the filing of a registration statement of Form S-4 with the SEC as part of its demutualization process. The demutualization process would result in the conversion of memberships into shares of common stock and provide the ability to pursue an initial public offering.

Consolidations and alliances among our current competitors as well as exchanges becoming larger, well-capitalized organizations, may create larger liquidity pools than we offer. The resulting larger liquidity pools may attract orders away from us, leading to a decline in our trading volumes and liquidity which would result in decreased revenues. In addition, our competitors may achieve cost reductions or other increases in efficiency, which may allow them to offer better prices or services than we do. At this time, it is unclear what effect, if any, these consolidations and alliances will ultimately have upon the competitive landscape of the options industry.

        In addition, on June 30, 2006, the NYSE, which became a direct competitor to us through their acquisition of Archipelago Holdings, Inc. which had previously acquired the Pacific Stock Exchange, one of our competitors, announced pricing changes for its options trading platform decreasing certain transaction fees and increasing certain non-transaction related fees. Also, on August 1, 2006, the NYSE announced that the SEC had approved rules allowing NYSE to replace its current options trading platform, acquired with the Pacific Stock Exchange, to a new enhanced and improved automated trading system. On July 17, 2006, the Boston Options Exchange (“BOX”), the only other fully electronic options exchange, announced it had completed phase one of its migration to its new enhanced trading engine platform which it licensed from the Montreal Exchange.

We continually examine our fee structure and implement strategic enhancements to our trading system in light of competitive changes in the marketplace. We believe market participants evaluate many factors in determining where to trade, including an exchange’s liquidity, reliability and robustness of its trading system, market quality, such as size and bid/ask spread, and customer service. We believe our overall market offering allows us to remain extremely competitive and in the forefront of the options industry.

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

	Q1-04	Q2-04	Q3-04	Q4-04	Q1-05	Q2-05	Q3-05	Q4-05	Q1-06	Q2-06
Industry equity options ADV (in thousands)	4,697	4,062	3,747	4,699	5,223	4,923	5,203	6,387	7,202	7,460
Our equity options ADV (in thousands)	1,485	1,360	1,290	1,590	1,727	1,598	1,694	2,035	2,356	2,372
Our equity options market share	31.6%	33.5%	34.4%	33.8%	33.1%	32.5%	32.6%	31.9%	32.7%	31.8%

While we do monitor our market share, we do not believe it is the primary indicator of the health of our business relative to absolute volume growth, which is our revenue driver. Our market share can be negatively impacted by the execution of large crossing transactions (commonly referred to as “dividend trades”) on the floor-based exchanges, which attract trades through fee caps and market structures that allow greater control of executions in a non-anonymous environment. We believe profitable market share growth comes through the introduction of innovative functionality and new products. We continue to believe our strategy will support this growth.

UPDATE ON OUR STRATEGY

Growing Our Institutional Business

Options trading is predominantly comprised of retail investors. We estimate that approximately 60% of the options industry volume originates from retail or individual investors. We believe an opportunity exists for us to expand our offering and volumes by introducing trading enhancements and functionality catered to institutional investors. While the quality of our markets has attracted institutional order flow, we believe a substantial segment of institutional order flow is executed on trading floors or traded off-exchange. Through trading system enhancements and introduction of new functionality as well as our marketing and sales efforts, we have seen an increase in institutional order flow. Some examples of functionality we have introduced which are gaining adoption include:

•	Spreads - buying and selling option contracts with different strike prices or expiration dates in the same class;

•	Buy-Writes – for example, purchase of the underlying stock and sale of an option at the same time;

•	Delta-Neutral - hedging a stock by trading the number of options contracts specified by the delta of the option;

•	Facilitation Mechanism – allows members to provide liquidity to block size orders;

•	Solicitation Mechanism – allows members to cross trades.

Approximately 20% of our volume is now derived from the functionalities that we developed specifically appealing to institutional investors. In particular, we experienced an increase in the use of our solicitation mechanism in the second quarter of 2006. The following chart reflects the average daily trading volume from institutional functionalities:

Developing New Products and Diversifying Product Base

Index Options

In 2005, we began to actively market our index trading initiative which includes both proprietary and licensed indexes. Prior to 2005, our volume in index options trading was minimal. We currently have listed options on 24 indexes. Most recently, in May 2006 we launched index options on the FTSE 100® and FTSE 250® through an innovative “mini” contract structure whereby the index represents 1/10th of the full value of the full-size FTSE 100® and FTSE 250®. The following chart reflects the growth in our index options volume since 2005:

	Q1-05	Q2-05	Q3-05	Q4-05	Q1-06	Q2-06
Industry index options ADV (in thousands)	477	516	531	619	626	830
Our index options ADV (in thousands)	5	18	23	24	28	36
Our index options market share	1.1%	3.6%	4.2%	3.9%	4.5%	4.3%

Premium Products

As a result of competitive pressures, we generally do not charge our members for executing non-broker-dealer customer orders on our exchange. Beginning in 2005, we began charging for non-broker-dealer customer transactions on certain option classes, which we define as “premium products.” Premium products are those which we believe warrant the same or higher pricing for non-broker-dealer customer orders as our broker-dealer orders. These products include options on all licensed and proprietary index options we offer, and options on most other exchange traded funds, or ETFs. The revenue capture we earn from members executing non-broker-dealer customer transactions on premium products is higher than regular option classes.

We continue to see growth in our premium products. During the second quarter of 2006, we experienced an approximate 183% increase in trading in these products from the same period in the prior year. This increased trading volume contributed significantly to the increase in our average net transaction fee per side. In particular, trading in iShares Russell 2000 Index Fund™ comprised approximately 40% of the increase we experienced over the period. The following chart reflects our average daily volume in premium products since 2005.

ADV (in thousands)	Q1-05	Q2-05	Q3-05	Q4-05	Q1-06	Q2-06
Indexes	5	18	23	24	28	36
ETFs	84	104	114	175	181	309

Total premium products	89	122	137	199	209	345

Longitude

On March 24, 2006, we acquired the intellectual property and other related assets of Longitude, Inc., inventor of a proprietary and patented technology that uses parimutuel principles to run derivatives auctions which aggregate liquidity and produce fair and efficient market-driven prices. The new entity, Longitude LLC (“Longitude”), became an operating unit of ISE, which retains majority-ownership in the partnership. Goldman Sachs is the minority investor. Since late 2002 Goldman Sachs has used the Longitude platform to clear risk and build liquidity through auctions on a wide range of products. Currently, the products offered include options on economic data in partnership with the Chicago Mercantile Exchange and options on certain energy market statistics in partnership with ICAP Energy and the New York Mercantile Exchange. This acquisition is part of our strategy of delivering expanded product offerings for the industry that demonstrate our commitment to growth and innovative technology. Our results for the second quarter of 2006 reflect the operating results of Longitude. We do not expect the operating results of Longitude to have a material effect on our financial results in 2006..

ISE Stock Exchange

On April 19, 2006, we announced that we were entering the equities market through the launch of ISE Stock Exchange, LLC (“ISE Stock Exchange”) in partnership with key strategic investors. ISE Stock Exchange, which will operate as a facility of ISE and which ISE will manage, will introduce its first product, MidPoint Match™, or MPM, in the third quarter of 2006, subject to regulatory authorization. MPM is a continuous, instantaneous, fully automated, and anonymous matching platform for trading stock. MPM’s matching platform will execute orders at the midpoint price of the National Best Bid and Offer, or NBBO, throughout the trading day. We anticipate that MPM will be followed by an integrated displayed market offering in the fourth quarter of 2006, subject to regulatory approval. In July 2006, we announced three additional investors to the ISE Stock Exchange.

Under U.S generally accepted accounting principles, or GAAP, we do not currently consolidate the results of the ISE Stock Exchange. Under the terms of the Amended and Restated Limited Liability Company Agreement, we retain a majority of the voting interest. Losses from the operations of the ISE Stock Exchange are allocated to the strategic investors. We have determined that ISE Stock Exchange is a variable interest entity, or VIE, in accordance with FIN46(R) “Consolidation of Variable Interest Entities.” In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. All VIEs with which we are involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As we are not currently required to absorb the losses of the VIE, we have determined that we are not the primary beneficiary of the VIE, and therefore the results of the VIE are not consolidated. We incurred expenses of approximately $117,000, $225,000, $203,000, $299,000 and $900,000 for the three months ended March 31, 2005, June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006, respectively, in developing ISE Stock Exchange, which were included in our consolidated results.

Other New Products

•	Quarterlies - On May 30, 2006, we announced a new options product, “Quarterlies,” which expire at the end of the calendar quarter. Options currently expire on the Saturday following the third Friday of each month. We developed this new product in response to member interest in an alternative expiration structure that allows options to expire at the end of each calendar quarter. We began trading Quarterlies on July 10, 2006. We do not expect revenues from trading Quarterlies to have a material effect on our revenues or expenses in 2006.

•	Second Market - On July 5, 2006, we announced a second market (“Second Market”) that will list approximately 850 additional equity options. The Second Market will leverage our existing technology and infrastructure and double the number of options classes we list. We currently list equity options that represented approximately 90% of the total industry volume. Options classes traded in the Second Market will comply with our existing listing requirements rules. Existing or new market makers will be eligible to make markets in the Second Market without purchasing additional or new memberships, but rather pay a single monthly access fee. In addition, we will charge a transaction fee for non-broker-dealer customer orders and not maintain a payment for order flow program. Trading is scheduled to begin in the third quarter of 2006, pending SEC approval. We do not expect revenues from trading in the Second Market to have a material effect on our revenues or expenses in 2006.

SEC Oversight

As part of our strategy to provide our members with value added services and to diversify our revenue streams, we seek to add new functionality and products to our offering which may require SEC approval. This approval process subjects us to certain competitive disadvantages due to the time it takes to obtain SEC approval.

Enhancing Our Trading System

On July 19, 2006, we rolled out PrecISE Trade™ (“PrecISE”), our new front-end trading application for broker-dealers to access our markets. PrecISE offers users a lighter application with reduced bandwidth requirements and a faster, flexible trading interface that provides greater flexibility to support future enhancements. PrecISE will provide users with a straightforward means to enter “Facilitation of Spreads” and “Facilitation of Tied to Stock” orders. PrecISE also enables access to “Away Market Routing” to provide users with the ability to tap into liquidity on other options exchanges from a single workstation, along with other enhancements. We believe this new front-end trading application offers our members a fast and flexible way to support smarter trading across multiple markets through one interface. PrecISE was developed internally by our technology team to allow faster time to market and to meet member demand. PrecISE could also be configured to support new business opportunities, such as ISE Stock Exchange and Longitude.

OTHER

Litigation

        On June 16, 2006, the United States Court of Appeals for the Second Circuit unanimously affirmed the ruling of the United States District Court for the Southern District of New York which dismissed the complaints of Dow Jones & Company, Inc. (“Dow Jones”) and Standard & Poor’s (“S&P”), a division of the McGraw-Hill Companies, Inc., against us. In 2005, we announced our intention to trade options on SPDRs® and DIAMONDS® ETFs without a license. S&P and Dow Jones brought suit against us alleging that our unlicensed trading infringed their intellectual property rights. The District Court ruled that our unlicensed trading did not infringe the plaintiffs’ intellectual property rights and dismissed the complaints. The Court of Appeals unanimously affirmed the District Court, finding that our creating, listing, trading, and clearing of options on the shares of exchange traded funds that track the performance of stock market indexes does not constitute misappropriation of the stock market index owners’ intellectual property or unfair competition, and that our use of the SPDR® and DIAMONDS® trademarks in listing those options does not constitute trademark infringement or dilution. The Court of Appeals found that the allegations of Dow Jones and S&P were “legally insufficient.” S&P and Dow Jones have until September 2006 to petition the United States Supreme Court to hear an appeal of the Court of Appeals’ decision; however, there is no guarantee the Supreme Court will agree to hear their appeal.

Changes to our Board

On May 11, 2006, Ivers W. Riley stepped down as our Chairman but remained on our Board of Directors and Dr. Frank J. Jones, Ph.D., then Vice Chairman, became Chairman and Dr. John F. Marshall, Ph.D., then a director, became Vice Chairman. In addition,

Peter J. Bottini, Executive Vice President of Trading/Customer Service at optionsXpress, Inc, and Edward Boyle, Vice President, Equity Derivatives of TD Securities’ Derivative Equities Group, joined our Board of Directors to serve as industry representatives.

Our Reorganization

In 2004, we began the process to reorganize into a holding company structure to allow us to have greater organizational flexibility, facilitate our access to the capital markets, promote new business opportunities, facilitate future acquisitions and the formation of strategic alliances and create a framework for future growth. As a national securities exchange, we are required to submit all changes to our organizational documents to the SEC for approval and certain changes to the organizational documents are generally deemed necessary to create the holding company structure. We received this approval from the SEC on April 21, 2006 and anticipate completing our reorganization by the end of the third quarter of 2006.

BUSINESS TRENDS AND DRIVERS

Seasonality

In the securities trading industry, quarterly revenue fluctuations are common and are due primarily to variations in trading volumes. We believe we experience increased levels of trading activity in the first and fourth quarters, and decreased levels of trading activity in the second and third quarters. As a result of this and other factors described elsewhere herein, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and the results of any quarter are not necessarily indicative of results of any future period. Higher volatility in the second quarter of 2006 may have offset the seasonal effect of lower volumes typically experienced during this time period.

Revenues

Transaction Fees

Transaction fees have accounted for, and continue to account for, a majority of our revenues and are primarily driven by contract trading volumes, pricing changes and the proportion of non-broker-dealer customer volume in the trading mix. As a result of competitive pressures, we generally do not charge our members for executing non-broker-dealer customer orders on our exchange with the exception of premium products. Generally, an increase in our non-broker-dealer customer orders reduces our average revenue per side. As a percent of our total sides, non-broker-dealer customer sides have been increasing, reaching a high of 43.1% during the three months ended March 31, 2006, and then decreasing to 41.0% during the three months ended June 30, 2006. We have also experienced an increase in firm proprietary trading as a percent of our overall trading mix reaching a high of 13.3% in the three months ended June 30, 2006. We believe this increase is an indicator of increased institutional use of our trading platform.

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

The transaction fee for firm proprietary and customer premium product transactions is currently $0.18; therefore, increased trading in firm proprietary and premium products has a positive effect on our net transaction fee per side. We continually examine our fee structure in light of competitive changes in the marketplace.

Member Fees and Other

Member fees and other are primarily driven by (a) the number of participants that become members of our exchange; (b) capacity requirements that are dictated by the number of quotes or orders submitted to our trading system as well as the communication method chosen by the member; and (c) revenue from the sale of Class B-2 memberships. As of June 30, 2006, we sold 48 Class B-2 memberships, including one during the three months ended June 30, 2006. We anticipate selling the remaining 12 Class B-2 memberships, and may effect such sales at any time. However, we have no present agreements with any entity with respect to the purchase of such Class B-2 memberships and cannot assure any such sales will occur. Other fees represent revenues from our recent acquisition, Longitude.

Market Data Fees

Market data revenues are primarily driven by the proportional number of trades executed on our exchange as well as OPRA’s profits. We expect our market data revenues to continue to fluctuate based upon our market share of trades and OPRA’s profitability.

Our market share of trades is partly driven by our trade size or our average contracts per trade. With the exception of the first quarter of 2006, we have experienced an increasing number of contracts per trade. We believe the increase in number of contracts per trade is an indicator of increased trading by institutional investors, who generally trade in larger size than retail investors. To the extent we are successful in our efforts to increase trading by institutional investors, we may experience a decrease in our market data revenues; however, this decrease would be more than offset by increased transaction fee revenues due to the increased trading. Also, if the options markets begin quoting in penny increments, we would expect OPRA to have increased costs for upgrading the capacity of its systems which may reduce our market data revenues. Additionally, beginning in the second quarter of 2006, we began to record revenues from our own market data offering. We do not expect the revenues generated from this offering to be material to our 2006 results.

Cost of Revenues

We record direct costs associated with our revenues as “Cost of revenues” on our consolidated statement of income. These costs are comprised of:

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

Expenses

Compensation and Benefits

Employee compensation and benefits expense is primarily driven by changes in our headcount and levels of incentive compensation. In connection with our initial public offering in 2005, we changed our long-term performance-based profit sharing plan to a stock based plan, which will likely result in higher expenses than our previous long-term deferred compensation plan. Additionally, we have expensed stock options in accordance with SFAS No. 123(R). We expect to incur stock based compensation costs of approximately $7.6 million in 2006, which includes $1.3 million for options expense and $6.3 million for restricted stock we granted to our employees as part of 2005 compensation and in connection with our initial public offering to recognize their contributions to our success. We may also incur costs for a success bonus, in the form of cash and/or stock, payable to our executive officers and certain directors if and when we sell our remaining 12 Class B-2 memberships. We may continue to increase our headcount to support our business initiatives which will lead to higher compensation and benefits expense. We also may experience fluctuations in our incentive compensation as a portion of that expense is based on our profitability.

Technology and Communication

Technology and communication expense is primarily driven by costs associated with our trading system and generally fluctuates based upon long-term trends in our business activity. Certain elements of this expense, which we incur in anticipation of certain transaction volume levels, have both a fixed and variable nature. Once we incur these expenses initially, we may not incur them going forward on a recurring, annual basis. As a result of the importance of our systems to the viability of our business, we continue to invest heavily in areas such as system capacity and reliability, increased functionality and performance and security. We also must modify our systems from time to time to comply with various regulatory requirements and competitive responses. The expenses we incur for these modifications may vary substantially from period to period. We anticipate technology and communication expense to fluctuate with increases in volumes and trading system enhancements as well as technology changes in the industry. In addition, if the SEC were to decide to extend its penny quoting pilot to a significantly greater number of options, we may incur additional costs to upgrade our systems.

Occupancy

Occupancy expense is primarily driven by our facility needs due to headcount or system needs as well as back-up facilities. We occupied additional office space in January 2006 and anticipate higher occupancy costs in the future to support our growth, computer operations and disaster recovery needs.

Professional Fees

Professional fees are generally discretionary in nature; however there are fixed components. As a self-regulatory organization, or SRO, we are required to regulate our members and as such, we employ the services of the NASD to perform certain of these functions. Furthermore, certain expenses, such as those related to new business initiatives or litigation, may fluctuate from year to year. Also, as a result of becoming a public company, we have incurred higher legal and audit fees.

Marketing and Business Development

Marketing and business development expense is generally discretionary in nature and is primarily driven by our public relations and product promotion campaigns, such as our new index offerings, which we began to actively market and advertise in 2005.

Depreciation and Amortization

Depreciation and amortization expense is primarily driven by purchases of software licenses, leasehold improvements and intangible assets we purchase and capitalize. We expect to incur additional software amortization expense related to enhancements to our trading system in order to remain competitive. In addition, our leasehold improvements amortization may increase as we review our office space requirements, computer operations and disaster recovery needs.

21

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

Public Company and SRO Corporate Governance Expenses

As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which requires us to incur significant expenditures to establish systems and hire and train personnel to comply with these requirements. In addition, we have incurred additional costs for external advisors such as legal, accounting and auditing fees as well as additional investor relations expenses.

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

Fixed and Variable Expenses

Our expense structure is predominantly fixed. However, there are some variable components that fluctuate with volumes. We may incur certain costs in anticipation of certain transaction volume levels and make significant expenditures related to technological innovations over long periods of time, so that our operating margins and profitability could be adversely affected. In addition, a component of our incentive compensation is dependent upon our operating results. If demand for our services should decline suddenly and we are unable to adjust our fixed cost base on a timely basis, it could have a material adverse effect on our operating results and financial condition.

NON-GAAP FINANCIAL MEASURES

In an effort to provide additional information regarding our results as determined by GAAP, we also disclose certain non-GAAP information which we believe provides useful information. Our management reviews this non-GAAP financial measurement when evaluating our financial performance and results of operations; therefore, we believe it is useful to provide information with respect to these non-GAAP measurements so as to share this perspective of management. Non-GAAP measurements do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other companies. These non-GAAP financial measures should be considered in the context with our GAAP results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per side amounts)		(in thousands, except per side amounts)
Transaction fees	$40,682	$26,987	$77,549	$53,701
Less cost of revenues:
Activity remittance fees	3,706	3,022	8,051	5,724
ETF and index license fees	2,321	1,323	3,946	2,254

Total cost of revenues	6,027	4,345	11,997	7,978

Net transaction fees	$34,655	$22,642	$65,552	$45,723
Total sides	303,410	206,844	599,041	418,219
Average transaction fee per side	$0.134	$0.130	$0.129	$0.128
Average cost of revenues per side	(0.020)	(0.021)	(0.020)	(0.019)

Average net transaction fee per side	$0.114	$0.109	$0.109	$0.109

CRITICAL ACCOUNTING POLICIES

Our accounting policy related to our revenue recognition from the sale of Class B-2 memberships is our most critical accounting policy that requires management to make estimates and judgments that could affect our results.

As of June 30, 2006, we have sold 48 Class B-2 memberships. The Class B-2 memberships were each sold pursuant to a purchase agreement for $1.5 million each. Certain Class B-2 memberships were paid in full on the purchase date, while others are payable in annual installments; however, the purchase agreement grants immediate membership upon execution of the purchase agreement.

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

We recognized revenue of $2.4 million during the six months ended June 30, 2006 from the sale of Class B-2 memberships.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not believe this Interpretation will have a material impact on our financial results.

KEY STATISTICAL INFORMATION

In evaluating the performance of our business, management closely monitors these key statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Trading Days	63	64	125	125
Average daily trading volume: (1) (2)
Equity and Index Options
Total U.S. industry equity and index options traded (in thousands)	8,290	5,439	8,061	5,566
Our equity and index options traded (in thousands)	2,408	1,616	2,396	1,673
Our market share of equity and index options traded	29.0%	29.7%	29.7%	30.1%
Equity Options
Total U.S. industry equity options traded (in thousands)	7,460	4,923	7,332	5,070
Our equity options traded (in thousands)	2,372	1,598	2,364	1,661
Our market share of equity options traded	31.8%	32.5%	32.2%	32.8%
Index Options
Total U.S. industry index options traded (in thousands)	830	516	729	497
Our index options traded (in thousands)	36	18	32	12
Our market share of index options traded	4.3%	3.6%	4.4%	2.4%
Our member total trading volume (sides, in thousands): (3)
Customer	124,486	86,031	251,788	173,538
Firm proprietary	40,365	18,367	72,597	36,586
Market maker	138,559	102,446	274,656	208,095

Total sides	303,410	206,844	599,041	418,219

Our market share of total industry trading: (4)
Customer	29.2%	29.8%	30.6%	30.3%
Firm proprietary	26.3%	20.8%	25.7%	21.0%
Market maker	29.8%	32.0%	30.2%	32.3%
Revenue:
Average transaction fee per side (5)	$0.134	$0.130	$0.129	$0.128
Average cost of transaction fee per side (6)	$(0.020)	$(0.021)	$(0.020)	$(0.019)

Average net transaction fee per side (6)	$0.114	$0.109	$0.109	$0.109
Average transaction fee per revenue side (7)	$0.173	$0.180	$0.175	$0.180
Our trades: (8)
Average contracts per trade	18.7	17.2	17.4	17.2
Average trades per day (in thousands)	128.5	93.9	138.0	97.4
Total trades (in thousands)	8,098	6,010	17,225	12,173
Our market share of industry trades	30.6%	34.6%	32.2%	35.1%
Our listed issues: (9)
Average number of issues traded during the period	898	730	875	718
Our members (average number trading during period):
PMMs	10	10	10	10
CMMs	144	136	143	137
EAMs	102	95	102	94

Total	256	241	255	241

Employees (at end of period)
Total full-time	206	177	206	177
Full-time equivalent (10)	180	177	180	177

(1)	Represents single counted contract volume. For example, a transaction of 500 contracts on our exchange is counted as a single 500 contract transaction for purposes of calculating our volumes, even though we may receive transaction fees from parties on both sides of the transaction, one side of a transaction, or in some cases, neither side of a transaction.

(2)	Our market share is calculated based on the number of contracts executed on our exchange as a percentage of total industry contract volume.

(3)	Represents each side of a buy or sell transaction. For example, a transaction of 500 contracts on our exchange is counted as two sides of 500 contracts, representing a buy and a sell transaction. We do not currently receive transaction fees from non-broker-dealer customer sides, except for options on our premium products.

(4)	Represents our market share of total U.S. industry equity and index trading for members trading on our exchange based on contract trading volume.

(5)	Average transaction fee per side is calculated by dividing our transaction fees by the total number of sides executed on our exchange. We have charged our members for executing non-broker-dealer customer orders on our exchange except for options on our premium products. Comparing our average transaction fee per side to our average transaction fee per revenue side reflects the negative effect of our fee waivers or reductions on our revenues, on a per side basis. For the three months ended June 30, 2006 and 2005, we have waived and discounted $8,555 and $6,476 of our fees, respectively. For the six months ended June 30, 2006 and 2005, we have waived and discounted $18,097 and $12,987 of our fees, respectively.

(6)	Average cost of transaction fee per side is calculated by subtracting cost of revenues from transaction fees, which we refer to as net transaction fees, and dividing the result by the total number of sides executed on our exchange.

(7)	Our average transaction fee per revenue side reflects the transaction fee we charge to our market participants per our publicly available pricing schedules. These schedules were part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the Exchange Act. The SEC may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act.

(8)	Members can have several contracts per trade. Trades represent the number of trades cleared through The Option Clearing Corporation, or the OCC. Market data revenue is generated on a per trade basis, not on a contract basis.

(9)	By “issues” we mean the number of securities underlying our options. We trade multiple options series on each underlying security.

(10)	Excludes full-time equivalent employees of ISE Stock Exchange, LLC, beginning April 2006.

We derive our data from our own records and data for the markets in which we compete from information published by or prepared for the OCC and the OPRA.

THREE MONTHS ENDED JUNE 30, 2006 VERSUS JUNE 30, 2005

Overview

Net income increased 68.4% to $13.7 million during the three months ended June 30, 2006 from $8.1 million during the comparable period in 2005, primarily due to increased trading volumes on our exchange. Our expenses increased 16.7% to $22.4 million during the three months ended June 30, 2006 from $19.2 million during the comparable period in 2005, primarily due to increased compensation and benefits costs.

Revenues

	Three Months Ended June 30,
	2006	2005	Change	% Change
	(in millions)
Revenues:
Transaction fees	$40.7	$27.0	$13.7	50.7%
Member fees and other	6.3	5.2	1.1	21.4%
Market data	4.1	4.8	(0.7)	(14.5)%

Total revenues	51.1	37.0	14.1	38.2%

Cost of revenues:
Activity remittance fees	3.7	3.0	0.7	22.6%
License fees	2.3	1.3	1.0	75.4%

Total cost of revenues	6.0	4.3	1.7	38.7%

Gross margin	$45.1	$32.6	$12.4	38.1%

Transaction Fees

Transaction fee revenues increased 50.7% to $40.7 million during the three months ended June 30, 2006 from $27.0 million during the comparable period in 2005, primarily due to increased trading volumes on our exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options during the three months ended June 30, 2006 increased 51.5% from the comparable period in 2005.

•	Our ADV increased 48.4% over the same period; however, our market share decreased to 31.8% from 32.5%.

•	Our ADV in index options was 36,000 during the three months ended June 30, 2006 compared to 18,000 in the comparable period in 2005.

Our average transaction fee per side increased 2.8% to $0.134 during the three months ended June 30, 2006 from $0.130 during the comparable period in 2005 due to higher activity remittance fees and ETF and index license fees. Activity remittance fees increased due to higher assessments on our transactions pursuant to Section 31 of the Exchange Act. Also increasing were licensing fees on ETF and index options due to increased volume in these products. Partly offsetting these increases was a decrease in our average pricing from $0.180 to $0.173 primarily as a result of reaching certain overall volume thresholds.

Our average net transaction fee per side, a measure we use to evaluate our revenues which excludes activity remittance fees and ETF and license fees, increased 4.3% to $0.114 during the three months ended June 30, 2006 from $0.109 during the comparable period in 2005. This increase was primarily due to increased volumes in our premium products. We currently do not charge any fees for most non-broker-dealer customer equity options transactions, except for options on our premium products. Had we not charged non-broker-dealer customer sides for trading premium products, our average net transaction fee per side would have been $0.007 less during the three months ended June 30, 2006. Also affecting the increase was a change in our trading mix. Firm proprietary trading activity, as a percent of our overall volumes, increased to 13.3% in the three months ended June 30, 2006 from 8.9% in the comparable in 2005. We believe this shift in mix is a sign of increased institutional trading.

Member Fees and Other

Member fees and other increased 21.4% to $6.3 million during the three months ended June 30, 2006 from $5.2 million during the comparable period in 2005. The increase was primarily driven by revenue in Longitude, which we acquired in April 2006, as well as an increase in connectivity fees due to a pricing change. In April 2006, we changed our member connectivity fees to be based on a member’s quote capacity usage versus login activity. Partly offsetting this increase was lower imputed interest from our sale of Class B-2 memberships. For Class B-2 memberships sold on an installment basis, we record imputed interest over the term of the installment sale. As installments were paid earlier than scheduled, we accelerated the remaining unrecognized interest in 2005.

Market Data

Market data revenues decreased 14.5% to $4.1 million during the three months ended June 30, 2006 from $4.8 million during the comparable period in 2005. The decrease was primarily attributable to our lower market share of industry trades. We accounted for 30.6% of total industry trades during the three months ended June 30, 2006 and 34.6% during the comparable period in 2005. The decrease in our market share may be attributable to an increasing number of average contracts per trade. We traded on average 18.7 contracts per trade in the three months ended June 30, 2006 compared to 17.2 in the comparable period in 2005. We believe the increase in number of contracts per trade is an indicator of increased trading by institutional investors, who generally trade in larger size than retail investors.

Expenses

	Three Months Ended June 30,
	2006	2005	Change	% Change
	(in millions)
Expenses:
Compensation and benefits	$11.5	$9.9	$1.6	15.8%
Technology and communications	3.7	3.3	0.5	15.0%
Occupancy	1.4	1.1	0.3	32.4%
Professional fees	1.4	1.2	0.3	25.5%
Marketing and business development	0.8	1.1	(0.3)	(25.3)%
Depreciation and amortization	1.8	1.5	0.3	21.7%
Other	1.5	1.1	0.4	35.0%

Total direct expenses	22.2	19.1	3.1	16.5%
Reorganization	0.1	—	0.1	N/M
Offering costs	—	0.1	(0.1)	N/M

Total expenses	$22.4	$19.2	$3.2	16.7%

Compensation and Benefits

Compensation and benefits expense increased 15.8% to $11.5 million during the three months ended June 30, 2006 from $9.9 million during the comparable period in 2005. The increase was primarily due to higher incentive compensation expense as a result of increased profitability. Our full-time equivalent headcount, which excludes staff allocated to ISE Stock Exchange, increased to 180 as of June 30, 2006 from 177 as of June 30, 2005.

Technology and Communication

Technology and communication expense increased 15.0% to $3.7 million during the three months ended June 30, 2006 from $3.3 million during the comparable period in 2005. Fees paid to OMX increased $0.3 million due to additional enhancements and maintenance of our trading system. Other costs relating to our core trading system increased $0.1 million, primarily for capacity upgrades. Partly offsetting these increases was a decrease in expenses for our member trading network of $0.1 million as we continue to direct members to obtain their own connectivity.

Occupancy

Occupancy expense increased 32.4% to $1.4 million during the three months ended June 30, 2006 from $1.1 million during the comparable period in 2005, primarily due to additional office space we leased in January 2006 to support our growth as well data center space assumed with the acquisition of Longitude.

Professional Fees

Professional fees increased 25.5% to $1.4 million during the three months ended June 30, 2006 from $1.2 million during the comparable period in 2005. This increase was primarily due to $0.2 million in higher regulatory fees paid to the NASD. We have an agreement with the NASD, where NASD Regulation personnel operate as agents for us in performing certain regulatory functions. We also incurred increased advisory fees of $0.2 million related to new business initiatives and $0.1 million in higher accounting fees related to us preparing for compliance with the Sarbanes Oxley Act of 2002. Partly offsetting these increases was a $0.3 million decrease in legal fees as the year ago period included litigation costs related to our decision to trade certain ETF’s without a license.

Marketing and Business Development

Marketing and business development expenses decreased 25.3% to $0.8 million during the three months ended June 30, 2006 from $1.1 million during the comparable period in 2005. The decrease was attributable to lower levels of spending on ISE branding campaigns compared to the same period last year.

Depreciation and Amortization

        Depreciation and amortization expenses increased 21.7% to $1.8 million during the three months ended June 30, 2006 from $1.5 million during the comparable period in 2005. This increase was primarily due to a $0.2 million write-down of our software licenses from OMX based on our decision to develop our equities trading system internally. In September 2003, we purchased a broadened license from OMX which gave us the right to use their trading software to trade equities, fixed income, currency and commodities. Also contributing to the increase was amortization of intangible assets acquired with Longitude of $0.1 million.

Other Expenses

Other expenses increased 35.0% to $1.5 million during the three months ended June 30, 2006 from $1.1 million during the comparable period in 2005. The increase was attributable to higher board fees as well as an increase in other general expenses to support our overall growth.

Reorganization

We incurred $0.1 million of reorganization costs during the three months ended June 30, 2006. These expenses consisted primarily of legal fees related to our reorganization into a holding company structure.

Interest and Investment Income

Interest and investment income increased to $1.5 million during the three months ended June 30, 2006 from $1.0 million during the comparable period in 2005. The increase was attributable to $0.8 million of additional interest income on higher average cash balances partly offset by higher unrealized losses on securities owned of $0.3 million.

Minority Interest

We recorded $0.3 million in minority interest during the three months ended June 30, 2006. This amount represents Goldman Sachs’ minority shareholder’s interest in the loss from our Longitude subsidiary.

Provision for Income Taxes

Our tax provision increased to $10.8 million during the three months ended June 30, 2006 from $6.4 million during the comparable period in 2005. Over the same period our effective tax rate remained at approximately 44%.

Six Months Ended June 30, 2006 versus June 30, 2005

Overview

Net income increased 53.7% to $26.1 million during the six months ended June 30, 2006 from $17.0 million during the comparable period in 2005, primarily due to increased trading volumes on our exchange. Our expenses increased 19.5% to $43.4 million during the six months ended June 30, 2006 from $36.3 million during the comparable period in 2005, primarily due to increased compensation and benefits costs.

Revenues

	Six Months Ended June 30,
	2006	2005	Change	% Change
	(in millions)
Revenues:
Transaction fees	$77.5	$53.7	$23.8	44.4%
Member fees and other	12.0	10.8	1.2	11.1%
Market data	9.2	9.4	(0.3)	(2.8)%

Total revenues	98.7	73.9	24.8	33.5%

Cost of revenues:
Activity remittance fees	8.1	5.7	2.3	40.7%
License fees	3.9	2.3	1.7	75.1%

Total cost of revenues	12.0	8.0	4.0	50.4%

Gross margin	$86.7	$65.9	$20.8	31.5%

Transaction Fees

Transaction fee revenues increased 44.4% to $77.5 million during the six months ended June 30, 2006 from $53.7 million during the comparable period in 2005, primarily due to increased trading volumes on our exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options during the six months ended June 30, 2006 increased 44.6% from the comparable period in 2005.

•	Our ADV increased 42.3% over the same period; however our market share decreased slightly to 32.2% from 32.8%.

•	Our ADV in index options was 32,000 during the six months ended June 30, 2006 compared to 12,000 in the comparable period in 2005.

Our average transaction fee per side increased to $0.129 during the six months ended June 30, 2006 from $0.128 during the comparable period in 2005 due to higher activity remittance fees and ETF and index license fees. Activity remittance fees increased due to higher assessments on our transactions pursuant to Section 31 of the Exchange Act. Also increasing were licensing fees on ETF and index options due to increased volume in these products. Partly offsetting these increases was a decrease in our average pricing from $0.180 to $0.175 primarily as a result of reaching certain overall volume thresholds.

Our average net transaction fee per side, a measure we use to evaluate our revenues which excludes activity remittance fees and ETF and license fees, remained at $0.109 during the six months ended June 30, 2006 and the comparable period in 2005. The decrease in average pricing was wholly offset by an increase in customer charged premium products. Also affecting the increase was a change in our trading mix. Firm proprietary trading activity, as a percent of our overall volumes, increased to 12.1% in the six months ended June 30, 2006 from 8.7% in the comparable in 2005. We believe this shift in mix is a sign of increased institutional trading.

Member Fees and Other

Member fees and other increased 11.1% to $12.0 million during the six months ended June 30, 2006 from $10.8 million during the comparable period in 2005. The increase was primarily driven by an increase in revenue recognized from the sale of Class B-2 memberships of $0.1 million and a corresponding increase in membership fees of $0.2 million. We recognized revenue from four additional Class B-2 memberships in the six months ended June 30, 2006. Additionally, income from regulatory fines increased $0.1 million. Partly offsetting this increase was lower imputed interest on the sale of Class B-2 memberships and communication fees. Imputed interest from our sale of Class B-2 memberships decreased by $0.2 million due to the prepayments of installments as a result of members selling their memberships to other broker-dealers. Communication fees decreased $0.1 million as we continue to direct our members to obtain and pay for their own communication lines to our network, which, in turn, reduces some of our costs associated with these lines.

Market Data

Market data revenues decreased 2.8% to $9.2 million during the six months ended June 30, 2006 from $9.4 million during the comparable period in 2005. The decrease was primarily attributable to our lower market share of industry trades. We accounted for 32.2% of total industry trades during the six months ended June 30, 2006 and 35.1% during the comparable period in 2005. The decrease in our market share may be attributable to an increasing number of average contracts per trade. We traded on average 17.4 contracts per trade in the six months ended June 30, 2006 compared to 17.2 in the comparable period in 2005. We believe the increase in number of contracts per trade is an indicator of increased trading by institutional investors, who generally trade in larger size than retail investors. The effect of lower market share was partly offset by higher profitability by OPRA compared to the year ago period.

Expenses

	Six Months Ended June 30,
	2006	2005	Change	% Change
	(in millions)
Expenses:
Compensation and benefits	$22.8	$18.1	$4.7	26.0%
Technology and communications	7.3	6.6	0.6	9.4%
Occupancy	2.7	2.2	0.6	25.7%
Professional fees	3.1	2.6	0.4	16.5%
Marketing and business development	1.4	1.7	(0.2)	(14.4)%
Depreciation and amortization	3.4	3.0	0.3	11.5%
Other	2.6	1.9	0.7	34.7%

Total direct expenses	43.3	36.2	7.1	19.6%

Reorganization	0.1	0.1	—	26.5%
Offering costs	—	0.1	(0.1)	N/M

Total expenses	$43.4	$36.3	$7.1	19.5%

Compensation and Benefits

Compensation and benefits expense increased 26.0% to $22.8 million during the six months ended June 30, 2006 from $18.1 million during the comparable period in 2005. The increase was primarily due to higher stock based compensation costs, higher cash incentive compensation resulting from increased profitability and expenses for increased headcount. Stock-based compensation costs related to restricted stock and options we granted on March 9, 2005, the date of our initial public offering, increased $0.9 million. This increase includes the full period effect of the expense in the six months ended June 30, 2006. Our full-time equivalent headcount, which excludes staff allocated to ISE Stock Exchange, increased to 180 as of June 30, 2006 from 177 as of June 30, 2005.

Technology and Communication

Technology and communication expense increased 9.4% to $7.3 million during the six months ended June 30, 2006 from $6.6 million during the comparable period in 2005. Fees paid to OMX increased $0.5 million due to additional enhancements and maintenance of our trading system. Other costs relating to our trading system increased $0.4 million, primarily for capacity upgrades. Partly offsetting these increases was a decrease in expenses for our member trading network of $0.3 million as we continue to direct members to obtain their own connectivity.

Occupancy

Occupancy expense increased 25.7% to $2.7 million during the six months ended June 30, 2006 from $2.2 million during the comparable period in 2005, primarily due to additional office space we leased in January 2006 to support our growth as well as data center space assumed with the acquisition of Longitude.

Professional Fees

Professional fees increased 16.5% to $3.1 million during the six months ended June 30, 2006 from $2.6 million during the comparable period in 2005. This increase was primarily due to $0.5 million in higher accounting advisory fees related to our preparations to comply with the Sarbanes-Oxley Act of 2002 and $0.3 million in higher technology consulting related to the development of the ISE Stock Exchange. Partly offsetting these increases was a $0.7 million decrease in legal fees from the year ago period which included services in anticipation of us becoming a public company as well as litigation costs related to our decision to trade certain ETF’s without a license.

Marketing and Business Development

Marketing and business development expenses decreased 14.4% to $1.4 million during the six months ended June 30, 2006 from $1.7 million during the comparable period in 2005. The decrease was attributable to lower levels of spending on ISE branding campaigns compared to the year ago period.

Depreciation and Amortization

Depreciation and amortization expenses increased 11.5% to $3.4 million during the six months ended June 30, 2006 from $3.0 million during the comparable period in 2005. This increase was primarily due to a $0.2 million write-down of our OMX Broadened License based on our decision to develop our equities trading system internally. Also contributing to the increase was amortization of intangible assets acquired with Longitude of $0.1 million.

Other Expenses

Other expenses increased 34.7% to $2.6 million during the six months ended June 30, 2006 from $1.9 million during the comparable period in 2005. The increase was attributable to higher board fees as well as an increase in other general expenses to support our overall growth.

Reorganization

We incurred $0.1 million of reorganization costs during the six months ended June 30, 2006. These expenses consisted primarily of legal fees related to our reorganization into a holding company structure.

Interest and Investment Income

Interest and investment income increased to $3.1 million during the six months ended June 30, 2006 from $1.3 million during the comparable period in 2005. The increase was attributable to $1.7 million of additional interest income on higher average cash balances and higher unrealized gains on securities owned of $0.1 million.

Minority Interest

We recorded $0.3 million in minority interest during the six months ended June 30, 2006. This amount represents Goldman Sachs’ minority shareholder’s interest in the loss from Longitude.

Provision for Income Taxes

Our tax provision increased to $20.6 million during the six months ended June 30, 2006 from $13.9 million during the comparable period in 2005. Over the same period our effective tax rate decreased to 44.1% from 45.0% primarily due to a lower tax rate on returns from our invested cash.

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

The following table sets forth our net cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Net cash provided by operating activities	$29,520	$32,593
Net cash (used in)/provided by investing activities	(1,333)	3,754
Net cash provided by/(used in) financing activities	1,320	58,889

Increase in cash and cash equivalents	29,507	95,236
Cash and cash equivalents, beginning of period	170,927	44,847

Cash and cash equivalents, end of period	$200,434	$140,083

Cash and cash equivalents increased to $200.4 million as of June 30, 2006 from $170.9 million as of December 31, 2005:

•	Our net cash provided by operating activities was $29.5 million for the six months ended June 30, 2006 primarily due to increased trading volumes on our exchange partly offset by a decrease in our compensation and benefits payable related to cash payments we made to our employees as part of 2005 year end compensation as well as a decrease in our payment for order flow payable as a result of lower levels of our member’s cash held under our payment for order flow program.

•	Our net cash used in investing activities was $1.3 million for the six months ended June 30, 2006. We purchased intangible assets of $2.2 million primarily related to our acquisition of intellectual property and other related assets of Longitude, Inc and made a capital contribution of $1.8 million in ISE Stock Exchange. We also had maturities of U.S. Treasury securities of $5.0 million.

•	Our net cash provided by financing activities was $1.3 million for the six months ended June 30, 2006. We repurchased $2.0 million of our common stock tendered by our employees to satisfy tax withholding obligations in connection with the vesting of awards of restricted stock. We repurchased these shares based on their fair market value on the vesting date. In addition, we paid dividends of $3.8 million during the period. Partly offsetting these decreases was a tax benefit of $6.5 million we recorded related to options exercised by our employees in the first six months of 2006. Our taxes are reduced by the after tax effect of the difference between the fair market value and strike price of the options our employees exercised.

As of June 30, 2006, included in cash and cash equivalents is $0.6 million for our payment for order flow program. Under this program we pay order flow providers on behalf of our market makers for order flow sent to the exchange. We assess fees to our market makers and distribute those funds to the order flow providers. Each market maker has full discretion regarding the payment, and we administer the payments. Accordingly, we reflect the assessments and payments on a net basis with no impact on revenues or expenses. When fees are assessed, we record an asset with a corresponding liability.

As of June 30, 2006, we had a letter of credit agreement totaling $416,000 to satisfy lease commitments and administrative obligations.

Financial Condition

Our total assets increased to $313.6 million as of June 30, 2006 from $280.5 million as of December 31, 2005. This increase was primarily due to operating cash proceeds resulting from higher transaction volumes. Also affecting our total assets were the following:

•	Our securities owned decreased to $9.9 million as of June 30, 2006 from $17.1 million as of December 31, 2005. Our securities owned are comprised of investments of our excess cash in U.S. treasuries as well as investments in various mutual funds related to our long-term deferred compensation plan for our employees. U.S. treasuries decreased primarily due to the maturities of available for sale securities which were transferred to cash and cash equivalents as well as the re-classification of shorter dated securities. Mutual fund investments decreased primarily due to the withdrawal of vested balances by employees.

•	Our income tax receivable was $2.9 million as of June 30, 2006 compared to a payable of $0.4 million as of December 31, 2005 primarily due to increased provision for income taxes. The receivable balance resulted from tax benefits we realize as a result of options exercised in the six months ended June 30, 2006.

•	Other assets increased to $9.9 million as of June 30, 2006 from $5.3 million as of December 31, 2005 primarily due to the purchase of intangible assets.

Our total liabilities decreased from $95.5 million as of December 31, 2005 to $94.6 million as of June 30, 2006. This decrease was primarily due to a decrease in our payment for order flow payable as a result of lower levels of member’s cash held in the program as well as lower compensation and benefits payable due to the payment of incentive compensation awards and exercises of vested balances in our employee profit-sharing plan in the six months ended June 30, 2006. Partly offsetting these decreases was an increase in our payable for activity assessment fees due to higher trading volumes.

We recorded $2.6 million of minority interest representing Goldman Sachs’ interest in Longitude.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of June 30, 2006, which are primarily operating leases for office space and equipment and contractual agreements for trading software license technology enhancements and support of our core trading system from OMX:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(in thousands)
Operating leases	$23,965	$3,336	$7,402	$3,930	$9,297
OMX purchase obligations	$14,279	$1,306	$7,799	$5,174	$—
Other purchase obligations	$1,878	500	$1,378	$—	$—

Total	$40,122	$5,142	$16,579	$9,104	$9,297

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

Interest Rate Risk

In order to maximize yields, we invest portions of our excess cash in short-term interest earning assets, primarily money market instruments at commercial banks and U.S. treasuries with maturities of less than two years, which totaled $204.8 million and $175.1 million as of June 30, 2006 and December 31, 2005, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Equity Price Risk

As an exchange, we do not trade securities for our own account nor do we maintain inventories of securities for sale. However, we do have investments in various mutual funds that we hold on behalf of our employees as part of our previous long-term performance-based profit-sharing plan. Under the plan, fund awards were granted to our employees, which they in turn invest in various mutual fund investments. Employees vest in the distributions over a period of three years. The participating employees bear the risk of the vested portion of the investments, and we bear the risk of the unvested portion. In addition, we have purchased U.S. treasuries with our available excess cash in order to increase our return. As a result, we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $0.4 million and $0.5 million as of June 30, 2006 and December 31, 2005 respectively.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated by the Company’s management, including the Company’s Chief Executive Officer and President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the period covered by this report. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 11, 2006. The stockholders voted on the following matters:

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

4.	the ratification of our Finance and Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2006 fiscal year (ratified by Class A shareholders).

All nominees for election to the board were elected to the terms of office set forth in the Proxy Statement dated April 6, 2006. The stockholders’ vote ratified the appointment of the independent registered public accounting firm. No other business properly came before the Annual Meeting. The number of votes cast for, against, or withheld, and the number of abstentions and broker non-votes with respect to each proposal, is set forth below. The Company’s independent inspectors of election reported the vote of stockholders as follows:

Election of Directors	For	Withheld	Against	Abstain	Broker Non-Vote (1)
Nominee:
Frank J. Jones (non-industry director)	28,292,848	155,761	*	*	*
John F. Marshall (non-industry director)	28,294,218	154,391	*	*	*
Sarah A. Miller (non-industry director)	28,363,448	85,161	*	*	*
Carleton Day Pearl (non-industry director)	28,362,721	85,888	*	*	*
David Krell (Chief Executive Officer director)	28,364,377	84,232	*	*	*
Jason Lehman (Class B-1 industry director)	10	—	*	—	*
Edward Boyle (Class B-2 industry director)	121	10	*	—	*
Peter J. Bottini (Class B-3 industry director)	66	5	*	—	*
Ratification of Independent Registered Public Accounting Firm	28,381,866	*	46,661	20,082	*

(1)	A broker-non vote occurs when a broker does not vote on some matter on the proxy card because the broker does not have the discretionary voting power for that particular item and has not received instructions from the beneficial owner.

*	Not applicable.

The following is a list of the directors whose term is continuing after the 2006 Annual Meeting of Stockholders:

Barbara B. Diamond (non-industry director)

Mark P. Kritzman (non-industry director)

Ivers W. Riley (non-industry director)

Richard Schmalensee (non-industry director)

Sean Flynn (Class B-1 industry director)

James V. Harkness (Class B-2 industry director)

William A. Porter (Class B-3 industry director)

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

INTERNATIONAL SECURITIES EXCHANGE, INC.

Dated: August 11, 2006	By:	/s/ Bruce Cooperman
	Name:	Bruce Cooperman
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)