Form 10-Q
period 2006-09-30
International Securities Exchange Holdings, Inc.
filed 2006-11-13
CIK 1295230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32435

International Securities Exchange Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5219710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Broad Street, New York, New York	10004
(Address of principal executive offices)	(Zip Code)

(212) 943-2400

(Registrant’s telephone number, including area code)

International Securities Exchange, Inc.

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

As of November 3, 2006 there were 38,430,134 shares of the registrant’s Class A common stock outstanding (voting).

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2006

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Transaction fees	$38,778	$28,731	$116,327	$82,433
Member fees and other	6,946	5,345	18,898	16,105
Market data	4,357	4,367	13,507	13,779

Total revenues	50,081	38,443	148,732	112,317
Cost of revenues:
Activity remittance fees	3,525	3,514	11,576	9,238
License fees	2,106	1,200	6,052	3,455

Total cost of revenues	5,631	4,714	17.628	12,693
Gross margin	44,450	33,729	131,104	99,624
Expenses:
Compensation and benefits	11,864	9,293	34,708	27,426
Technology and communication	4,140	3,602	11,397	10,235
Occupancy	1,273	1,169	3,987	3,327
Professional fees	1,432	1,439	4,503	4,077
Marketing and business development	751	1,157	2,189	2,836
Depreciation and amortization	1,727	1,519	5,083	4,528
Other	1,092	924	3,663	2,832

Total direct expenses	22,279	19,103	65,530	55,261
Reorganization	197	203	326	305
Offering costs	—	279	—	333

Total expenses	22,476	19,585	65,856	55,899
Operating income	21,974	14,144	65,248	43,725
Interest and investment income	2,281	1,319	5,427	2,668
Minority interest	223	—	495	—

Income before provision for income taxes	24,478	15,463	71,170	46,393
Provision for income taxes	10,520	7,072	31,091	21,006

Net income	$13,958	$8,391	$40,079	$25,387

Earnings per share:
Basic	$0.37	$0.23	$1.07	$0.71
Diluted	$0.35	$0.22	$1.01	$0.68
Weighted average number of shares outstanding:
Basic	37,528	36,742	37,338	35,527
Diluted	39,885	38,843	39,794	37,574

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$188,835	$170,927
Accounts receivable, net	36,257	35,048
Income tax receivable	8,006	—
Securities owned	9,550	9,890
Other current assets	2,818	2,745

Total current assets	245,466	218,610
Securities owned	34,057	7,244
Accounts receivable	—	587
Fixed assets, net	28,609	29,205
Deferred tax asset, net	21,651	22,333
Other assets	6,437	2,517

Total assets	336,220	280,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	16,075	15,406
Compensation and benefits payable	10,562	8,371
Deferred revenue	5,141	4,687
Income taxes payable	—	372
Payment for order flow payable	12,042	12,233

Total current liabilities	43,820	41,069
Deferred revenue	49,411	50,238
Other liabilities	3,819	4,211

Total liabilities	97,050	95,518

Minority interest	2,387	—
Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 150,000 authorized as of September 30, 2006 and December 31, 2005 and 37,755 and 37,025 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	378	370
Additional paid-in capital	154,258	136,918
Retained earnings	82,125	47,743
Accumulated other comprehensive income/(loss)	22	(53)

Total stockholders’ equity	236,783	184,978

Total liabilities, minority interest and stockholders’ equity	$336,220	$280,496

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
As of December 31, 2004	32,139	$321	$57,011	$24,180	$(14)	$(39)	$81,459
Net income	—	—	—	35,347	—	—	35,347
Dividend	—	—	—	(11,784)	—	—	(11,784)
Net proceeds from initial public offering	4,602	46	70,693	—	—	—	70,739
Amortization of stock based plan	—	—	4,811	—	14	—	4,825
Stock options exercised	284	3	392	—	—	—	395
Tax benefit from stock-based plans	—	—	4,011	—	—	—	4,011
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	(14)	(14)

As of December 31, 2005	37,025	370	136,918	47,743	—	(53)	184,978
Net income	—	—	—	40,079	—	—	40,079
Dividend	—	—	—	(5,697)	—	—	(5,697)
Stock based compensation	—	—	5,989	—	—	—	5,989
Stock options exercised and restricted stock vested	730	8	1,044	—	—	—	1,052
Shares repurchased	—	—	(3,002)	—	—	—	(3,002)
Tax benefit from stock-based plans	—	—	13,309	—	—	—	13,309
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	75	75

As of September 30, 2006 (Unaudited)	37,755	$378	$154,258	$82,125	$—	$22	$236,783

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$40,079	$25,387
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Depreciation and amortization	4,899	4,528
Asset impairment	184	—
Minority interest	2,387	—
Stock based compensation	5,989	3,358
Deferred taxes	682	(5,654)
Unrealized (gain)/loss on securities owned and available for sale securities, net	(233)	(429)
Excess tax benefits from share-based payment arrangements	(13,309)	—
(Increase)/decrease in operating assets:
Accounts receivable, net	(622)	3,424
Income tax receivable	5,303	11,332
Securities owned	2,481	4,496
Other assets	(264)	2,997
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	669	270
Compensation and benefits payable	2,191	(6,069)
Income tax payable	(372)	3,105
Deferred revenue	(373)	1,265
Payment for order flow payable	(191)	818
Other liabilities	(392)	(551)

Net cash provided by operating activities	49,108	48,277

Cash flows from investing activities:
Purchase of fixed assets	(4,222)	(1,888)
Purchase of intangible assets	(2,234)	—
Investment in ISE Stock Exchange, LLC	(1,760)	—
Purchase of available for sale securities	(38,585)	—
Maturities of available for sale securities	9,939	4,990

Net cash provided by/(used in) investing activities	(36,862)	3,102

Cash flows from financing activities:
Dividend	(5,697)	(11,784)
Net proceeds from initial public offering	—	70,673
Proceeds from options exercised	1,052	5
Shares repurchased	(3,002)	—
Excess tax benefits from share-based payment arrangements	13,309	—

Net cash provided by financing activities	5,662	58,894

Increase in cash and cash equivalents	17,908	110,273
Cash and cash equivalents, beginning of period	170,927	44,847

Cash and cash equivalents, end of period	$188,835	$155,120

Non-cash activities:

In February 2005, the Company declared and paid a stock dividend of eight shares of Class A common stock per share of Class A common stock outstanding.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Information as of September 30, 2006 and 2005 is unaudited and for the Twelve Months

Ended December 31, 2005 is audited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The International Securities Exchange Holdings, Inc. (“ISE Holdings”), is a Delaware corporation and the parent holding company of the following subsidiaries (collectively, the “Company”):

•	International Securities Exchange, LLC (“ISE” or “exchange”) – a wholly-owned, fully electronic exchange for equity and index options and related services utilizing a market structure which combines the efficiencies of electronic trading with auction market principles. ISE was founded in September 1997. In February 2000, it received regulatory approval to become a national securities exchange and in May 2000, formally commenced trading. ISE is regulated by the U.S. Securities and Exchange Commission (“SEC”).

•	Longitude LLC (“Longitude”) - a majority-owned subsidiary created in April 2006 which licenses its patented Parimutuel Derivative Call Auction™ technology to investment banks and other financial institutions active in the capital markets.

•	ETC Acquisition Corp. (“ETC”) - a wholly owned dormant subsidiary.

ISE Holdings also holds an investment in ISE Stock Exchange, LLC (“ISE Stock Exchange”), an unconsolidated subsidiary (see Note 3 “Principles of Consolidation”) and an exchange facility of ISE created in April 2006 for equity securities.

2. REORGANIZATION

In connection with its initial public offering, the Company initiated a plan to reorganize into a holding company structure. The Company completed its reorganization on September 1, 2006. As part of the restructuring, the International Securities Exchange, Inc. (“ISE Inc.”) merged into ISE, then a newly formed entity and a wholly-owned subsidiary of ISE Holdings. As a result of this merger, the shares of Class A common stock of ISE Inc. were converted into shares of common stock of ISE Holdings and shares of ISE Inc. Class B memberships were converted into trading and voting rights granted under ISE.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ISE, ETC and Longitude. All inter-company transactions have been eliminated in consolidation. “Minority interest” represents The Goldman Sachs Group, Inc.’s investment in Longitude.

On April 18, 2006, the Company along with several strategic investors created ISE Stock Exchange. Under the terms of the Amended and Restated Limited Liability Company Agreement, the Company will retain a majority of the voting interest and any losses from the operations will be allocated to the strategic investors. The Company has determined that ISE Stock Exchange is a variable interest entity, or VIE, in accordance with FIN46(R) “Consolidation of Variable Interest Entities.” In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As the Company is not currently required to absorb the losses of the VIE, it has determined that it is not the primary beneficiary of the VIE, and therefore the results of the VIE are not consolidated. ISE Stock Exchange may be consolidated in the future depending on various facts and circumstances. The Company has accounted for its investment under the equity method of accounting.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses for the period presented. Actual results could differ from those estimates.

Revenue Recognition

Transaction fees are earned based on contracts executed on the Company’s exchange and are recorded as transactions occur on a trade date basis. Transaction fees are recorded net of discounts of $7,416 and $6,748 for the three months ended September 30, 2006 and 2005, respectively, and $25,513 and $19,735 for the nine months ended September 30, 2006 and 2005, respectively. The Company waives or discounts certain trading fees.

Market data revenues are predominantly earned from the sale of the Company’s buy and sell transaction information and quotes through the Options Price Reporting Authority (“OPRA”). The Company earns a portion of OPRA’s net income based on its pro-rata share of industry trade (not contract) volume. Revenue is recorded as transactions occur on a trade date basis.

Member fees are comprised of revenues earned for connectivity and access to the Company’s exchange; revenue from the sale of trading rights; fees for use of the Company’s communication network, equipment and trading software; and regulatory and administrative fees. Other fees represent fees for services provided by Longitude. Connectivity, access fees and communications, equipment and trading software fees and Longitude revenues are charged and recognized on a monthly basis based upon a specific fixed fee for each service. Revenue from the sale of trading rights is deferred and recognized on a straight-line basis over 14 years. Administrative fees are charged and recognized as incurred. Regulatory fees are charged on an annual basis and recognized over a twelve-month period.

Deferred Revenue

The Company has sold 48 trading rights as of September 30, 2006. The trading rights were each sold pursuant to a purchase agreement for $1.5 million each. Certain trading rights were paid in full on the purchase date, while others are payable in annual installments; however, the purchase agreement grants immediate trading rights upon execution of the purchase agreement. The Company currently recognizes revenue from the sale over 14 years, the estimated useful life, on a straight-line basis. The estimated useful life was determined based upon an analysis of certain factors driving the securities industry that could have an effect on the Company’s operations in providing services to its exchange members. Such factors included significant historical operating, regulatory and technology changes which have affected market participants and trading venues. Based upon the analysis, the Company estimated a life of 14 years; however, this period may be subject to change in the future.

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

	September 30, 2006	December 31, 2005
Company funds	$188,111	$165,232
Reserved for payment for order flow program	724	5,695

Total	$188,835	$170,927

Securities Owned

The Company has, through a Rabbi Trust, investments in various mutual funds in connection with the Company’s previous long-term deferred compensation plan. Investments are carried at market value with realized and unrealized gains or losses reported in other revenue and a charge or credit in compensation and benefits expense to reflect the change in the fair value of the amounts owed to employees. The Company has since replaced this plan with a stock-based plan (Note 8).

The Company also invests cash in excess of short-term operating needs in U.S. treasury securities and municipal bonds with maturities ranging from three to 24 months which it classifies as available for sale. Unrealized gains and losses are included in accumulated other comprehensive income on the statement of changes in stockholders’ equity until realized. On a periodic basis, the Company reviews its portfolio for impairment. If a decline in fair value is deemed to be other than temporary, the security is written down to its fair value through earnings. Securities owned consist of the following:

	September 30, 2006	December 31, 2005
U.S. Government debt obligations	$29,080	$9,890
Municipal bonds	9,550	—
Mutual funds	4,976	7,244

Total	$43,607	$17,134

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

Payment for Order Flow

The Company imposes fees upon market makers to fund payments to order flow providers under a program administered by the Company. These fees are distributed to certain order flow providers as an economic inducement to route their customer orders to the Company’s exchange. The market makers have full discretion regarding the payment. Pursuant to Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company reflects the assessments and payments on a net basis, with no impact on revenues or expenses. When fees are assessed, the Company records an asset (Accounts Receivable) with a corresponding liability (Payment for Order Flow Payable).

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

As a result of adopting SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended September 30, 2006 were $364 and $200 lower, respectively, and for the nine months ended September 30, 2006 were $979 and $539 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

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

Software Costs

Costs for internal software are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and other related guidance. Software development costs incurred during the preliminary project stage are expensed as incurred, while costs incurred during the application development stage are capitalized and amortization is computed using the straight-line method over the software’s estimated useful life, generally three to seven years, depending on the type of software. Amortization of these capitalized costs begins only when the software becomes ready for its intended use. Capitalization of costs ceases when the post implementation/operation stage of the software development process is reached.

The Company capitalized $2,393 and $1,555 for software licenses and software developed for internal use during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

Marketing and Promotional Fees

Advertising costs, including media advertising and production costs, are expensed when incurred.

Intellectual Property

All costs related to patents on internally developed intellectual property are expensed when incurred.

Impairment of Long-Lived Assets

On a periodic basis, the Company performs a review for the impairment of long-lived assets when events or changes in circumstances indicate that the estimated undiscounted future cash flows expected to be generated by the assets are less than their carrying amounts or when other events occur which may indicate that the carrying amount of an asset may not be recoverable. During the nine months ended September 30, 2006, the Company recorded an impairment charge of $0.2 million related to software licenses.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized on the Consolidated Statements of Financial Condition. Management estimates that the aggregate net fair value of all financial instruments recognized on the Consolidated Statements of Financial Condition approximates their carrying value, since the financial instruments are short term in nature and bear interest at current market rates.

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

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space and computer equipment. Expenses recorded under these agreements for the three months ended September 30, 2006 and 2005 were $2,203 and $1,732, respectively, and for the nine months ended September 30, 2006 and 2005 were $5,711 and $4,766, respectively. The Company also has entered into a contractual agreement for technology enhancements and support with OMX (US) Inc. and its affiliates (collectively “OMX”). Expenses related to OMX were $2,175 and $1,988 for the three months ended September 30, 2006 and 2005, respectively, and for the nine months ended September 30, 2006 and 2005 were $6,566 and $5,842, respectively. In addition, the Company has entered into contractual agreements with certain index providers for the rights to list index products. At September 30, 2006, future minimum payments for commitments are as follows:

	Operating Leases	OMX	Other	Total
Three months ending December 31, 2006	$1,895	$653	$250	$2,798
Year ending December 31, 2007	5,583	7,787	500	13,870
Year ending December 31, 2008	3,359	5,162	878	9,399
Year ending December 31, 2009	2,319	4,087	150	6,556
Year ending December 31, 2010	1,970	4,087	—	6,057
Thereafter	9,297	—	—	9,297

Letter of Credit

In the normal course of business, the Company collateralizes certain leases through standby letters of credit. As of September 30, 2006 and December 31, 2005, the Company provided letters of credit totaling $416 and $424, respectively, collateralized by certificates of deposit at a financial institution which are included in other assets.

Line of Credit

As of December 31, 2005, the Company had access to a $10,000 uncommitted credit line from a commercial banking institution to be used to meet the Company’s normal short-term capital needs. There were no borrowings outstanding under this credit line as of any of those dates.

Guarantees

The Company applies the provisions of the FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which provides accounting and disclosure requirements for certain guarantees. The Company’s trading rules, which its exchange members are bound by, limit the Company’s liability for losses suffered while conducting business on the Company’s exchange. The Company’s exchange trading rules do not extend to the customers of its exchange members. However, contractually the Company agrees to indemnify its exchange members for losses they suffer in very limited circumstances. The potential for the Company to be required to make payments related to such contractual indemnifications is deemed remote.

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2006	December 31, 2005
Trading related fees	$22,209	$22,611
Payment for order flow program	11,318	6,538
Trading rights:
Current	600	6,000
Non-current	—	600
Unamortized discount	(26)	(174)
Due from ISE Stock Exchange	794	—
Other	1,384	96
Allowance for doubtful accounts	(22)	(36)

Total	$36,257	$35,635

6. MEMBER FEES AND OTHER

Member fees and other are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Connectivity, access fees and other fees	$3,780	$2,937	$10,524	$8,904
Communication, equipment and software fees	1,115	753	2,894	2,322
Regulatory and administrative fees	813	388	1,719	915
Revenue from sale of trading rights	1,225	1,145	3,613	3,363
Imputed interest on installment sales of trading rights	13	122	148	601

Total	$6,946	$5,345	$18,898	$16,105

7. DIVIDENDS

On September 14, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.05 per outstanding share of its Class A common stock. The dividend was paid on September 29, 2006, to holders of record as of the close of business on September 22, 2006.

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

In January 2005, the Company declared and paid a special dividend of $0.37 per share of Class A common stock to stockholders of record as of January 7, 2005, which represented a distribution of $11,784 related to the sale of its trading rights.

8. STOCK-BASED PLANS

Stock Options

The Company has two stock option plans—the 2002 Stock Option Plan (the “2002 Plan”), which was adopted in 2002, and the Omnibus Stock Plan, which was adopted in 2005. Under the plans, options on the Company’s common stock are issued for terms of 10 years and generally vest over three years. Options issued in connection with the 2002 Plan were issued with an exercise price significantly less than the estimated fair market value of the Company on the date of grant. Options issued under the Omnibus Stock Plan were issued with an exercise price equal to the estimated fair market value of the Company on the date of grant. Options expire on dates ranging from May 2012 to September 2016. A summary of the stock option activity as of September 30, 2006 is as follows:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (years)	Options Exercisable	Weighted Average Exercise Price Per Exercisable Option
Outstanding, December 31, 2004	3,697,650	1.49	7.4	3,610,944	1.39
Granted	544,884	18.75	9.5	—	—
Forfeited	—	—			—
Exercised	(283,947)	1.39

Outstanding, December 31, 2005	3,958,587	$3.88	6.9	3,383,703	$1.43
Granted	83,601	$40.56	9.7	—	—
Forfeited	—	—			—
Exercised	(569,704)	$1.70

Outstanding, September 30, 2006	3,472,484	$5.12	6.3	2,895,732	$1.86

The weighted average estimated fair value of the options granted during the year ended December 31, 2005 was $5.95 and the nine months ended September 30, 2006 was $13.11 per option. The Company used a binomial model to value the options. The following assumptions were used:

Grant	Dividend Yield	Expected Volatility	Risk-Free Rate	Expected Life (in years)
2005	1.8%	31.3%	3.94%	5.0
2006	0.6%	44.9%	4.41%	3.5

Restricted Stock

The Company issued restricted stock awards (“RSAs”) to employees and certain directors under the Omnibus Stock Plan primarily in connection with year-end compensation and the Company’s initial public offering. All of the restricted stock outstanding as of

September 30, 2006 requires future service as a condition to the delivery of the underlying shares of common stock along with certain other requirements outlined in the award agreements. The RSAs vest over a period of two or five years. Information related to the RSAs is set forth below:

Grant	Restricted Stock Awards
Outstanding, December 31, 2005	645,117
Granted	173,786
Forfeited	(18,480)
Vested	(239,784)

Outstanding, September 30, 2006	560,639

Stock compensation expenses related to RSAs were $1,610 and $1,201 for the three months September 30, 2006 and 2005, respectively and $4,764 and $2,722 for the nine months ended September 30, 2006 and 2005, respectively.

Restricted Stock Units

The Company grants certain directors restricted stock units (“RSUs”) under the Omnibus Stock Plan at a total value of $10 per quarter per director. Under the restriction, the stock cannot be sold until one year after their service on the Board is terminated. Stock compensation expenses related to RSUs were $80 and $240 for the three and nine months ended September 30, 2006, respectively.

Grant	Restricted Stock Awards
Outstanding, December 31, 2005	0
Granted	5,737
Forfeited	—
Vested	—

Outstanding, September 30, 2006	5,737

9. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential reduction in earnings per share that could occur if securities or contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$13,958	$8,391	$40,079	$25,387
Weighted average shares outstanding	37,528	36,742	37,338	35,527
Basic earnings per share	$0.37	$0.23	$1.07	$0.71
Diluted earnings per share:
Net income	$13,958	$8,391	$40,079	$25,387
Weighted average shares outstanding	37,528	36,742	37,338	35,527
Dilutive effect of common stock equivalent shares related to stock options and restricted stock	2,357	2,101	2,456	2,047

Weighted average shares outstanding—diluted	39,885	38,843	39,794	37,574

Diluted earnings per share	$0.35	$0.22	$1.01	$0.68

Diluted EPS computation does not include the anti-dilutive effect of 68 and 548 options and RSAs for the three months ended September 30, 2006 and 2005, respectively, and 35 and 405 options and RSAs for the nine months ended September 30, 2006 and 2005, respectively.

10. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in stockholders’ equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$13,958	$8,391	$40,079	$25,387
Change in other comprehensive income:
Unrealized (gain)/loss on available for sale securities, net of tax	43	(3)	75	(26)

Total comprehensive income	$14,001	$8,388	$40,154	$25,361

11. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company has one reportable business segment. Revenues are derived in the U.S. and all of the Company’s assets are located in the U.S. The Company considers significant customers to be those who account for more than 10% of the Company’s gross margin. The following is customer concentration information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Exchange members	1	2	2	2
Approximate percent of gross margin	14%	23%	23%	20%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions together with the consolidated financial statements and related notes. Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including market and general economic conditions in the U.S. and elsewhere in the world, growth of our market share, our ability to keep up with rapid technological change, our business strategy, our offering of new products including index options and market data products, consolidation in our exchange member base and within our industry and legislative and regulatory changes relating to our business and operations or activities, and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company’s other filings with the U.S. Securities and Exchange Commission (“SEC”) or in materials incorporated therein by reference.

References in this discussion and analysis to “we” and “our” are to the International Securities Exchange Holdings, Inc. and its consolidated subsidiaries (collectively, the “Company”).

OVERVIEW

We operate the largest equity options exchange and are among the leading options exchanges in the world. We operate an innovative securities market, founded on the principle that technology and competition create better, more efficient markets for investors. We developed a unique market structure for advanced screen-based trading systems and in May 2000 launched the first fully electronic U.S. options exchange. Our exchange currently provides a trading platform in listed equity and index options and related services that are designed to improve the market for options and the speed and quality of trade execution for our exchange members.

We earned revenues of $148.7 million for the nine months ended September 30, 2006 compared to $112.3 million in the same period last year. Our gross margin (net revenues) was $131.1 million in the nine months ended September 30, 2006 compared to $99.6 million in the same period last year. Our net income was $40.1 million in the nine months ended September 30, 2006 compared to $25.4 million in the same period last year.

Business Environment

Our business is affected by macroeconomic factors impacting the U.S. economy as well as factors specific to the securities industry. The pace of economic growth in the U.S. remained strong in the third quarter as the U.S. Federal Reserve held its target rate steady amid stabilization in inflation concerns and a late summer decline in energy prices. The equity markets continued its higher levels of volatility into the third quarter of 2006 but began to decline in the late summer. The Nasdaq Composite Index increased approximately 3% since the end of the second quarter of 2006 and the Dow Jones Industrial AverageSM (“DJIA”) increased 4% over the same period. Average daily volume for New York Stock Exchange and Nasdaq-listed stocks increased approximately 19% in the third quarter of 2006 compared to the comparable period in 2005.

The options industry continues to operate in an increasingly dynamic and competitive environment. The industry continued its strong growth with average daily equity and index options volume increasing approximately 31% to 7.5 million in the third quarter of 2006 from 5.7 million in the comparable period in 2005. Average daily volume for equity options increased approximately 31% and average daily volume for index options increased approximately 34% over this period. Our average daily equity options volume increased approximately 30% from 1.7 million to 2.2 million over the same period; however, our market share decreased slightly to 32.2% from 32.6%. Our average daily index volume increased to 33,000 in the third quarter of 2006 from 23,000 in the comparable period in 2005. We began to actively market our index trading initiative in 2005. Because of seasonality, the industry typically experiences decreased levels of trading activity in the second and third quarters; though higher levels of volatility experienced in the second quarter continuing into the third quarter of 2006, may have partly offset the seasonality effect.

On October 5, 2006, The Options Clearing Corporation announced that the total number of options traded for 2006 reached 1,505,932,244, passing the annual volume record set in 2005 of 1,504,311,540 contracts. This annual volume record was broken approximately three weeks earlier than in 2005 and with approximately three months remaining in 2006. We believe this tremendous growth proves the versatility and desirability of options as an important tool for investors.

Industry Developments

Pennies

In June 2006 we, along with the other options exchanges, received a letter from the SEC requesting the exchanges plan for the implementation of a pilot to quote certain options in pennies. The SEC specifically requested the pilot cover a small number of options, such as the QQQQ and a few other classes to allow an assessment of transparency and system capacity. In subsequent discussions with the SEC and the options exchanges, it was decided that the pilot would begin on January 26, 2007 and would include 13 stocks and ETFs covering a full range of trading characteristics - one issue selected by each exchange, six from the SEC and the QQQQ. On September 6, 2006, the SEC announced the following ticker symbols for the pilot:

•	AMD - Advanced Micro Devices Inc.

•	CAT - Caterpillar Inc.

•	FLEX - Flextronics International Ltd.

•	GE - General Electric Co.

•	GLG - Glamis Gold Ltd.

•	INTC - Intel Corp.

•	IWM - ishares Russell 2000® Index

•	MSFT - Microsoft Corp.

•	QQQQ – Nasdaq 100® Trust Shares

•	SMH - Semiconductor HOLDRS

•	SUNW - Sun Microsystems Inc.

•	TXN - Texas Instruments Inc.

•	WFMI - Whole Foods Markets Inc.

The pilot will be conducted with trading increments of one cent for options trading up to $3.00 and in five cent increments for options trading above $3.00 and the QQQQ in one-cent increments.

Based on tests we have performed with our technology partners, we believe our trading system currently has the capacity to process the options in the pilot program with quoting in penny increments. If the SEC were to decide to extend the pilot to a significantly greater number of symbols, we will incur additional costs to upgrade our systems and data center requirements.

Since 2005, various options exchanges have introduced functionality to allow trading, not quoting, certain transaction in penny increments. Most recently, a member of our exchange, Interactive Brokers Group (“IB”), announced it had developed a system to allow its customers and liquidity providers to display penny prices in IB’s system. IB’s system would attempt to match penny priced bids and offers and send them to an options exchange for execution.

Trading in penny increments might benefit investors with small orders because they might receive more favorable prices; however, penny trading may also lead to decreased liquidity for large size orders and decreased market makers’ profitability. Decreased market makers’ profitability could lead to pricing pressures on exchanges and decreases in market makers’ payment for order flow programs. Additionally, there is a high probability that penny trading would lead to increased costs across the industry to upgrade broker-dealer, exchange and market data provider systems to handle increased quote traffic. Moving to penny increments for all quotes and trades may have a negative effect on certain participants in the options industry and our business.

Cross-Portfolio Margining

The SEC is considering new rules which may alter how brokerage firms determine margin requirements on their customers who use options as risk control tools. Under the proposed rules, brokerage firms would consider all related option and stock positions in a customer’s account in making a margin requirement decision. Currently, no consideration is given for options to lower risk. For example, if an investor purchased 400 shares of a stock for $42 per share and at the same time purchased four put options on the same stock at a $40 strike price (a put option gives the investor the right to sell the stock at $40 per share), the brokerage firm would calculate a margin requirement of approximately $8,400 under the current rules. However, under the proposed rules, the put options would be considered as a risk control mechanism and accounted for in the margin requirement, reducing it to $800 from $8,400. If the SEC approves the proposed rules, overall industry options volume may increase substantially as investors realize the additional value options have in reducing their overall portfolio risk and increasing their leverage by unlocking capital in their trading accounts.

Competitive Landscape

There continues to be merger and acquisition activity in the exchange marketplace. Industry observers note the increased pace may be due to competitive pressures on exchanges to expand their operating leverage and offer complimentary products as more exchanges announce their intent to demutualize and seek an initial public offering. For example, most recently since the beginning of the third quarter of 2006, the following were announced:

•	On September 14, 2006, the IntercontinentalExchange, an electronic energy marketplace, announced it had entered into a definitive merger agreement to acquire the New York Board of Trade, a leading soft commodity exchange, for approximately $1 billion.

•	On October 17, 2006, the Chicago Mercantile Exchange Holdings Inc. and CBOT Holdings, Inc. announced they had signed a definitive agreement to merge to create an extensive and diverse global derivatives exchange.

There also continues to be new entrants into the derivatives marketplace due to the derivatives industry’s rapid and continuing volume growth. Derivative exchanges are also entering the securities marketplace as a result of competitive and regulatory changes. For example:

•	On September 7, 2006, the Nasdaq Stock Market, Inc. (“Nasdaq”) announced plans to introduce an equity and index options market in the third quarter of 2007 offering true price/time priority. Nasdaq entered the options market in April 2006 with its announcement that it would provide connectivity and order routing to options exchanges.

•	On July, 27, 2006, the Chicago Board Options Exchange (“CBOE”), our largest competitor in terms of volume, announced that it was partnering with IB; LaBranche & Co Inc.; Susquehanna International Group, LLP; and VDM Specialists, LLC to launch the CBOE Stock Exchange, LLC, a new equity securities trading marketplace offering a hybrid market model that will combine elements of both screen and floor-based trading. This new exchange is expected to launch in early 2007.

Consolidations and alliances among our current competitors or exchanges becoming part of larger, well-capitalized organizations, as well as new entrants into the derivative marketplace may create substantial or increased competition to us. These new competitors may create larger liquidity pools than we offer or attract orders away from us, leading to a decline in our trading volumes and liquidity which would result in decreased revenues. In addition, our competitors may achieve cost reductions or other increases in efficiency, which may allow them to offer better prices or services than we do. At this time it is unclear what effect, if any, these consolidations and alliances will ultimately have upon the competitive landscape of the options industry.

Average Net Transaction Fee per Side

Our revenues are primarily driven by our trading volumes, pricing and trade mix. Recently, we have experienced an increase in our average net transaction fee per side which we believe is primarily due to recent changes in these drivers. Beginning in 2005, we initiated a series of pricing changes increasing fees for certain transactions. These fee increases coincided with increased trading in the affected products; thereby, contributing to an increase in our average net transaction fee per side. The changes included the following:

•	Growth in premium products – in 2005, we began charging for non-broker-dealer customer transactions on certain option classes, which we define as “premium products.” Premium products are those which we believe warrant the same or higher pricing for non-broker-dealer customer orders as our broker-dealer orders. These products include options on all licensed and proprietary index options we offer, and options on most other exchange traded funds, or ETFs. Our average daily volume in premium products has increased substantially from approximately 89,000 in the first quarter of 2005 to approximately 309,000 in the third quarter of 2006.

•	Lower percentage of non broker-dealer customer orders – As a result of competitive pressures, we generally do not charge our exchange members for executing non-broker-dealer customer orders on our exchange with the exception of premium products. Generally, an increase in our non-broker-dealer customer orders reduces our average revenue per side. As a percent of our total sides, non-broker-dealer customer sides have been increasing, reaching a high of 43.1% during the three months ended March 31, 2006; however, it has decreased to 40.1% during the three months ended September 30, 2006. We believe this decrease may be due in part to changes in our cancellation fees as well as changes in order-flow practices at various brokerage firms. As this percentage has been decreasing, we have experienced an increase in our average net transaction fee per side.

•	Increase in institutional trading - in 2005, we began to aggressively rollout system functionality and trading enhancements targeted to institutional investors, as well as increased our dedicated sales, marketing and educational efforts. We believe as a result of these efforts, we have seen an increase in institutional order flow which partly contributed to an increase in our firm proprietary trading as a percent of our overall trade mix. This increase, together with price increases we instituted for firm proprietary orders in 2005, contributed to an increase in our average net transaction fee per side. As a percent of our total equity and index average daily volume, functionality we have introduced targeted to institutions has increased from approximately 11% in the first quarter of 2005 to 21% in the third quarter of 2006. As a percent of our total equity and index average daily volume, firm proprietary trading has increased from 8.6% in the first quarter of 2005 to 13% in the third quarter of 2006.

•	Changes in cancellation fees – in 2006, we changed the methodology and increased fees for canceling orders on our exchange. Since the change, we have not experienced a decrease in cancellation activity; therefore, the revenues we earn from cancellation activity has increased our average net transaction fee per side.

•	Non-ISE market maker fees – We charge a variable fee to market makers which is based on the overall volume on our exchange. As our overall volumes increase, the fee we charge market makers decreases. In 2006, we began charging a fixed higher fee for orders sent to our exchange for execution by an Electronic Access Member, an ISE member, on behalf of a non-ISE market maker. We changed this fee as non-ISE market makers do not pay all of the same fees that ISE market makers pay, such as trading rights and regulatory fees. Therefore, ISE market makers were subsidizing non-ISE market makers’ trading. We have experienced an increase in these orders concurrent with our fee change resulting in an increase in our average net transaction fee per side.

•	Lower market maker fees – Market makers volumes have been increasing; however, market makers pay a variable fee based on the overall volume on our exchange. This fee decreased as our overall exchange volume has been increasing in 2006; thereby, contributing to a decrease in our net transaction fee per side and partly offsetting the increases noted above.

We have and will continue to change our fees in the future in light of the competitive pressures in the options industry. These future fee changes may increase or decrease our average net transaction fee per side. Our average net transaction fee per side may also increase or decrease based on changes in trading patterns of market makers and order-flow providers which is based on factors not in our control.

New Product Offerings

As part of our strategy to provide our exchange members with value added services and to diversify our revenue stream, we seek to add new functionality and products to our exchange offering. In the third quarter of 2006, we introduced the following new products:

•	Quarterlies - On May 30, 2006, we announced a new options product, “Quarterlies,” which expire at the end of the calendar quarter. Options currently expire on the Saturday following the third Friday of each month. We developed this new product in response to exchange member interest in an alternative expiration structure that allows options to expire at the end of each calendar quarter. We began trading Quarterlies on July 10, 2006 under a one year pilot program for the trading of such quarterly options on five ETFs including the Standard & Poor’s Depositary Receipts® (SPY), Nasdaq-100® Trust Shares (QQQQ), Diamonds® Trust Series 1 (DIA), iShares Russell 2000® Index Fund (IWM), and Select Sector SPDRs® - Energy (XLE). We do not expect revenues from trading Quarterlies to have a material effect on our revenues or expenses in 2006.

•	Second Market - On July 5, 2006, we announced a second market (“Second Market”) that will list approximately 850 additional equity options. Once fully rolled out, the Second Market will double the total number of equity options classes listed on our exchange, offering exchange members access to equity options that represent approximately 99% of industry volume through our platform. We currently list equity options that represented approximately 94% of the total industry volume. The Second Market will leverage our existing technology and infrastructure and comply with our existing listing requirements rules. Existing or new market makers will be eligible to make markets in the Second Market without purchasing additional or new trading rights, but rather pay a single monthly access fee. In addition, we will charge a transaction fee for non-broker-dealer customer orders and not maintain a payment for order flow program. We began trading in the Second Market on October 9, 2006, with an initial listing of twenty options classes. We will continue to add listings regularly until approximately 850 names are traded. We do not expect revenues from trading in the Second Market to have a material effect on our revenues or expenses in 2006.

•	ISE FX Options - On September 20, 2006, we announced our intention to create and list new foreign currency options, called ISE FX Options™. With ISE FX Options, retail and institutional investors would have a new investment strategy that allows them to express their views on the strength or weakness of the U.S. Dollar relative to foreign currencies. Similar to existing equity and index options products, these securities will trade in U.S. Dollars and will be readily available through traditional securities brokerage accounts. We will offer a new type of trading right class for quoting in this new product. We expect to be trading this new product in the first quarter of 2007, pending regulatory approvals.

•	Market Data – On September 27, 2006, we announced the launch of our Historical Options Tick Data™ offering called ISE HOT Data™, the first in our suite of new market data products. This new offering includes the full daily tick file of all trades and quotes for equity and index options that are reported to the Options Price Reporting Authority. These comprehensive, historical data files will enable sophisticated investment professionals to conduct in-depth trade analyses, back-testing of trading models, and will serve as a data source for compliance requests and time and sales queries.

The introduction of new functionality or products offerings generally require SEC approval which subjects us to certain competitive disadvantages due to the time it takes to obtain SEC approval.

OMX

All of our market participants have their options orders matched using exchange trading technology developed for our exchange by us in collaboration with OMX (US) Inc. and its affiliates (collectively”OMX”). OMX specializes in developing electronic exchanges and has delivered electronic trading systems to a number of international exchanges and clearing houses. Our options trading system is an enhanced version of OMX’s standard trading software platform, modified to include functionality we designed to accommodate the complexities of options trading strategies and U.S. securities regulations. We currently have two main contracts with OMX - a Delivery and License Agreement, where OMX granted us a license to use its exchange software and trading application for equities products based on cash and derivatives, as well as for derivatives on fixed income, currency and commodities; and a Support Agreement, where OMX provides us with customer service, support and enhancements to the software.

On September 29, 2006, we entered into a new binding agreement with OMX. Under this new agreement, we will have exclusive dealings with OMX where OMX will develop, deliver, and license certain exchange application software and related technology to us and provide customary on-going maintenance and support services. This new software license is intended to replace our current OMX license. The new license will allow us to use OMX’s technology and software in the United States for equities, both cash and derivatives, as well as derivatives on fixed income, currency and commodities. We will pay a total license and development fee in the range of $5.2 million to $11.8 million, based on the scope and complexity of the development effort.

The term of the new license is 99 years. We may terminate this arrangement if prior to acceptance of the software:

•	there is any fundamental change to the OMX’s software or technology;

•	OMX determines to cease the commercial development or material progress towards the commercial development of the software and technology;

•	OMX commits a material breach of any provision of this arrangement and fails to resolve such breach within a reasonable time after receiving notice

If we terminate the agreement, then we will be obligated to pay OMX all amounts accrued. In addition, we have the right to opt-out of the arrangement if we undergo a merger or acquisition on or before a specified date or if OMX undergoes a change of control. If we opt-out under those circumstances, then OMX will retain fees accrued to them and we will pay a pre-determined opt-out penalty fee.

Index Court Action

On November 2, 2006, we filed a complaint in the United States District Court for the Southern District of New York seeking to end the exclusive listing of certain index options. We asked the District Court to issue a declaratory judgment holding that we do not need a license to list index options on the DJIA and S&P 500 Index®. Currently, these two actively-traded index options trade exclusively on CBOE pursuant to licensing agreements between CBOE and Dow Jones & Company, the provider of the DJIA, and The McGraw-Hill Companies, Inc., the provider of the S&P 500® Index. In June 2006, the United States Court of Appeals for the Second Circuit ruled that ISE did not need a license to list options on the SPDRs® and Diamonds®. We will incur increased legal costs in the future as a result of this action.

ISE Stock Exchange

On April 19, 2006, we announced that we were entering the equities market through the launch of ISE Stock Exchange in partnership with key strategic investors. The ISE Stock Exchange operates as a facility of ISE and ISE manages its day-to-day operations. In July 2006, we announced three additional investors to the ISE Stock Exchange. Under U.S generally accepted accounting principles (“GAAP”), we do not currently consolidate the results of the ISE Stock Exchange.

The ISE Stock Exchange began trading on September 8, 2006 with its first product, MidPoint Match™, or MPM. MPM is a continuous, instantaneous, fully automated, and anonymous matching platform for trading stock. MPM’s matching platform executes orders at the midpoint price of the National Best Bid and Offer throughout the trading day. We anticipate that MPM will be followed by an integrated displayed market offering in the fourth quarter of 2006, subject to regulatory approval.

Our Reorganization

In connection with our initial public offering, we began the process to reorganize into a holding company structure to allow us to have greater organizational flexibility, facilitate our access to the capital markets, promote new business opportunities, facilitate future acquisitions and the formation of strategic alliances and create a framework for future growth. As a national securities exchange, we are required to submit all changes to our organizational documents to the SEC for approval and certain changes to the organizational documents are generally deemed necessary to create the holding company structure. We received this approval from the SEC on April 21, 2006 and completed our reorganization on September 1, 2006.

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

Revenues

Transaction Fees

Transaction fees have accounted for, and continue to account for, a majority of our revenues and are primarily driven by contract trading volumes, pricing changes and the proportion of non-broker-dealer customer volume in the trading mix. We have three general fee categories – market maker, firm proprietary and non-broker-dealer customers.

Historically, our transaction fee has varied based upon the overall contract trading volume on our exchange. This variable fee applied to market maker, firm proprietary, and customer premium product transactions. However, beginning in December 2005, we modified our fee schedule to apply the variable fee only to market maker transactions. Based on our current fee structure, our transaction fee for market makers will change when our monthly average daily volume (“ADV”) reaches the following thresholds:

Monthly ADV (in thousands)	Transaction Fee
1,045 - 1,343	$0.19
1,343 - 1,880	$0.18
1,880 - 3,133	$0.17
3,133 - 9,400	$0.16
Greater than 9,400	$0.15

As a result of competitive pressures, we generally do not charge our exchange members for executing non-broker-dealer customer orders on our exchange with the exception of premium products and Second Market. Generally, an increase in our non-broker-dealer customer orders reduces our average revenue per side. As a percent of our total sides, non-broker-dealer customer sides have been increasing, reaching a high of 43.1% during the three months ended March 31, 2006, and then decreasing to 40.1% during the three months ended September 30, 2006. We have also experienced an increase in firm proprietary trading as a percent of our overall trading mix reaching a high of 13.3% in the three months ended June 30, 2006. We believe this increase is an indicator of increased institutional use of our trading platform. Also included in transaction fees are fees we charge exchange members for canceling orders. We have recently changed and raised this fee and may continue to do so in the future

The transaction fee for firm proprietary and non broker-dealer customer premium product transactions is currently $0.18.

Also included in transaction fees are activity remittance fees we pay to the SEC as well as license fees we pay for our exchange members to trade licensed products. GAAP requires us to record these fees on a gross basis.

We continually examine our fee structure in light of competitive changes in the marketplace.

Member Fees and Other

Member fees and other are primarily driven by (a) the number of participants that become members of our exchange; (b) capacity requirements that are dictated by the number of quotes or orders submitted to our trading system as well as the communication method chosen by the member; and (c) revenue from the sale of trading rights. As of September 30, 2006, we sold 48 trading rights. We anticipate selling the remaining 12 trading rights, and may effect such sales at any time. However, we have no present agreements with any entity with respect to the purchase of such trading rights and cannot assure any such sales will occur. Other fees represent revenues from our subsidiary, Longitude.

Market Data Fees

Market data revenues are primarily driven by the proportional number of trades executed on our exchange as well as the Options Price Reporting Authority’s (“OPRA”) profits. We expect our market data revenues to continue to fluctuate based upon our market share of trades and OPRA’s profitability. Our market share of trades is partly driven by our trade size or our average contracts per trade. With the exception of the first quarter of 2006, we have generally been experiencing an increasing number of contracts per trade. We believe the increase in number of contracts per trade is an indicator of increased trading by institutional investors, who generally trade in larger size than retail investors. To the extent we are successful in our efforts to increase trading by institutional investors, we may experience a decrease in our market data revenues; however, this decrease would be more than offset by increased transaction fee revenues due to the increased trading. Also, if the options markets begin quoting in penny increments, we would expect OPRA to have increased costs for upgrading the capacity of its systems which may reduce our market data revenues. Additionally, beginning in the second quarter of 2006, we began to record revenues from our own market data offering. We do not expect the revenues generated from this offering to be material to our 2006 results.

Cost of Revenues

We record direct costs associated with our revenues as “Cost of revenues” on our consolidated statement of income. These costs are comprised of:

•	Activity remittance fees we pay to the SEC pursuant to Section 31 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These fees are designed to recover costs to the government for the supervision and regulation of securities markets and securities professionals. This expense is wholly offset by activity assessment fees we charge our exchange members which is included in transaction fees.

•	License fees we pay for our exchange members to trade licensed products, primarily options on ETFs and indexes. This expense is offset by surcharges we charge our exchange members for trading these products which is included in transaction fees.

Expenses

Compensation and Benefits

Employee compensation and benefits expense is primarily driven by changes in our headcount and levels of incentive compensation. In connection with our initial public offering in 2005, we changed our long-term performance-based profit sharing plan to a stock based plan, which will likely result in higher expenses than our previous long-term deferred compensation plan. Additionally, we have expensed stock options in accordance with SFAS No. 123(R). We expect to incur stock based compensation costs of approximately $7.8 million in 2006, which includes $1.4 million for options expense and $6.4 million for restricted stock we granted to our employees as part of 2005 compensation and in connection with our initial public offering to recognize their contributions to our success. We may also incur costs for a success bonus, in the form of cash and/or stock, payable to our executive officers and certain directors if and when we sell our remaining 12 trading rights. We may continue to increase our headcount to support our business initiatives which will lead to higher compensation and benefits expense. We also may experience fluctuations in our incentive compensation as a portion of that expense is based on our profitability.

Technology and Communication

Technology and communication expense is primarily driven by costs associated with our trading system and generally fluctuates based upon long-term trends in our business activity. Certain elements of this expense, which we incur in anticipation of certain transaction volume levels, have both a fixed and variable nature. Once we incur these expenses initially, we may not incur them going forward on a recurring, annual basis. As a result of the importance of our systems to the viability of our business, we continue to invest heavily in areas such as system capacity and reliability, increased functionality and performance and security. We also must modify our systems from time to time to comply with various regulatory requirements and competitive responses. The expenses we incur for these modifications may vary substantially from period to period. We anticipate technology and communication expense to fluctuate with increases in volumes and trading system enhancements as well as technology changes in the industry. In addition, if the SEC were to decide to extend its penny quoting pilot to a significantly greater number of options, we will incur additional costs to upgrade our systems.

Occupancy

Occupancy expense is primarily driven by our facility needs due to headcount or system needs as well as back-up facilities. We occupied additional office space in January 2006 and anticipate higher occupancy costs in the future to support our growth, computer operations and disaster recovery needs.

Professional Fees

Professional fees are generally discretionary in nature; however there are fixed components. As a self-regulatory organization, or SRO, we are required to regulate our exchange members and as such, we employ the services of the NASD to perform certain of these functions. Furthermore, certain expenses, such as those related to new business initiatives or litigation may fluctuate from year to year. Also, as a result of becoming a public company, we have incurred higher legal and audit fees.

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

Provision for Income Taxes

Provision for income taxes is based on the application of prevailing federal, state and local tax rates. The difference between our effective tax rate and the statutory tax rate may vary from period to period, but primarily results from state and local taxes and the effect of certain non-deductible expenses. We expect our effective tax rate to range from approximately 43% to 44% in 2006.

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

Expenses Associated with ISE Stock Exchange

We are the facility manager and handle all day-to-day operations and decisions for ISE Stock Exchange. Our staff provides various services such as general management, IT related services, financial and legal services, and maintenance of facilities. ISE Stock Exchange reimburses us for providing these services. In certain cases, this has resulted in us recording lower expenses.

NON-GAAP FINANCIAL MEASURES

In an effort to provide additional information regarding our results as determined by GAAP, we also disclose certain non-GAAP information which we believe provides useful and meaningful information. Our management reviews this non-GAAP financial measurement when evaluating our financial performance and results of operations; therefore, we believe it is useful to provide information with respect to these non-GAAP measurements so as to share this perspective of management. Non-GAAP measurements do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other companies. These non-GAAP financial measures should be considered in the context with our GAAP results.

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

The following table reflects the calculation of our net transaction fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per side amounts)		(in thousands, except per side amounts)
Transaction fees	$38,778	$28,731	$116,327	$82,433
Less cost of revenues:
Activity remittance fees	3,525	3,514	11,576	9,238
ETF and index license fees	2,106	1,200	6,052	3,455

Total cost of revenues	5,631	4,714	17,628	12,693

Net transaction fees	$33,147	$24,017	$98,699	$69,740
Total sides	280,541	219,774	879,581	637,992
Average transaction fee per side	$0.138	$0.131	$0.132	$0.129
Average cost of revenues per side	(0.020)	(0.021)	(0.020)	(0.020)

Average net transaction fee per side	$0.118	$0.109	$0.112	$0.109

CRITICAL ACCOUNTING POLICIES

Our accounting policy related to our revenue recognition from the sale of trading rights is our most critical accounting policy that requires management to make estimates and judgments that could affect our results.

As of September 30, 2006, we have sold 48 trading rights. The trading rights were each sold pursuant to a purchase agreement for $1.5 million each. Certain trading rights were paid in full on the purchase date, while others are payable in annual installments; however, the purchase agreement grants immediate trading rights upon execution of the purchase agreement.

The trading rights are transferable and have no contractual term. We have an implied performance obligation to maintain our marketplace over the life of the trading right, and therefore recognize the revenue from the sale of the trading rights over the estimated life of the trading right, as the implied performance obligation is fulfilled. We have estimated the life of the trading right at 14 years, and recognize revenue over this period on a straight-line basis.

In order to determine the estimated service life of the trading right, we identified three broad factors affecting the securities industry that have a significant impact on our operations, and therefore, the estimated service life of the trading rights – the securities industry’s challenging operating environment, regulatory changes and technology innovations. We identified specific historical events in the options industry and the broader securities industry for each of these factors, assigned an appropriate time horizon for each event, and calculated an average time horizon for each factor. Based on this analysis, we used the average across all factors, 14 years, as an estimate for the service life of the trading rights.

The occurrence of each historical event considered in the analysis has necessitated significant changes in the business models of the securities exchanges and market participants. Each of the factors identified have had a significant impact on the options industry or broader securities industry, and will have a significant impact on our trading rights.

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

We recognized revenue of $3.6 million during the nine months ended September 30, 2006 from the sale of trading rights.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing this statement to determine what effect, if any, it may have on our financial results.

KEY STATISTICAL INFORMATION

In evaluating the performance of our business, management closely monitors these key statistics for ISE:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Trading Days	63	64	188	189
Average daily trading volume: (1) (2)
Equity and Index Options
Total U.S. industry equity and index options traded (in thousands)	7,524	5,734	7,881	5,623
Our equity and index options traded (in thousands)	2,227	1,717	2,339	1,688
Our market share of equity and index options traded	29.6%	29.9%	29.7%	30.0%
Equity Options
Total U.S. industry equity options traded (in thousands)	6,815	5,203	7,159	5,115
Our equity options traded (in thousands)	2,194	1,694	2,307	1,672
Our market share of equity options traded	32.2%	32.6%	32.2%	32.7%
Index Options
Total U.S. industry index options traded (in thousands)	709	531	722	509
Our index options traded (in thousands)	33	23	32	16
Our market share of index options traded	4.7%	4.3%	4.4%	3.1%
Our member total trading volume (sides, in thousands): (3)
Customer	112,429	91,555	364,217	265,093
Firm proprietary	36,402	22,124	108,998	58,709
Market maker	131,710	106,095	406,366	314,190

Total sides	280,541	219,774	879,581	637,992

Our market share of total industry trading: (4)
Customer	29.3%	30.1%	30.2%	30.2%
Firm proprietary	25.8%	23.1%	25.7%	21.8%
Market maker	31.2%	31.8%	30.5%	32.1%
Revenue:
Average transaction fee per side (5)	$0.138	$0.131	$0.132	$0.129
Average cost of transaction fee per side (6)	$(0.020)	$(0.021)	$(0.020)	$(0.020)

Average net transaction fee per side (6)	$0.118	$0.109	$0.112	$0.109
Average transaction fee per revenue side (7)	$0.176	$0.180	$0.176	$0.180
Our trades: (8)
Average contracts per trade	18.0	18.6	17.6	17.6
Average trades per day (in thousands)	123.4	92.4	133.0	95.7
Total trades (in thousands)	7,774	5,913	24,999	18,086
Our market share of industry trades	32.5%	32.8%	32.3%	34.3%
Our listed issues: (9)
Average number of issues traded during the period	931	747	891	737
Our members (average number trading during period):
PMMs	10	10	10	10
CMMs	148	129	145	135
EAMs	99	94	101	95

Total	257	233	256	240

Employees (at end of period)
Full-time equivalent (10)	178	182	181	182

(1)	Represents single counted contract volume. For example, a transaction of 500 contracts on our exchange is counted as a single 500 contract transaction for purposes of calculating our volumes, even though we may receive transaction fees from parties on both sides of the transaction, one side of a transaction, or in some cases, neither side of a transaction.
(2)	Our market share is calculated based on the number of contracts executed on our exchange as a percentage of total industry contract volume.
(3)	Represents each side of a buy or sell transaction. For example, a transaction of 500 contracts on our exchange is counted as two sides of 500 contracts, representing a buy and a sell transaction. We generally do not charge our exchange members for executing non-broker-dealer customer orders on our exchange except for options on our premium products.
(4)	Represents our market share of total U.S. industry equity and index trading for members trading on our exchange based on contract trading volume.
(5)	Average transaction fee per side is calculated by dividing our transaction fees by the total number of sides executed on our exchange. We generally do not charge our exchange members for executing non-broker-dealer customer orders on our exchange except for options on our premium products. Comparing our average transaction fee per side to our average transaction fee per revenue side reflects the negative effect of our fee waivers or reductions on our revenues, on a per side basis. For the three months ended September 30, 2006 and 2005, we have waived and discounted $7,416 and $6,748 of our fees, respectively. For the nine months ended September 30, 2006 and 2005, we have waived and discounted $25,513 and $19,735 of our fees, respectively.

(6)	Average cost of transaction fee per side is calculated by subtracting cost of revenues from transaction fees, which we refer to as net transaction fees, and dividing the result by the total number of sides executed on our exchange.
(7)	Our average transaction fee per revenue side reflects the transaction fee we charge to our market participants per our publicly available pricing schedules, excluding activity remittance fees and license fees. These schedules were part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the Exchange Act. The SEC may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act.
(8)	Exchange members can have several contracts per trade. Trades represent the number of trades cleared through The Option Clearing Corporation, or the OCC. Market data revenue is generated on a per trade basis, not on a contract basis.
(9)	By “issues” we mean the number of securities underlying our options. We trade multiple options series on each underlying security.
(10)	Excludes full-time equivalent employees of ISE Stock Exchange beginning April 2006.

We derive our data from our own records and data for the markets in which we compete from information published by or prepared for OCC and OPRA.

THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS SEPTEMBER 30, 2005

Overview

Net income increased 66.3% to $14.0 million during the three months ended September 30, 2006 from $8.4 million during the comparable period in 2005, primarily due to increased trading volumes on our exchange. Our expenses increased 14.8% to $22.5 million during the three months ended September 30, 2006 from $19.6 million during the comparable period in 2005, primarily due to increased compensation and benefits costs.

Revenues

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(in millions)
Revenues:
Transaction fees	$38.8	$28.7	$10.0	35.0%
Member fees and other	6.9	5.3	1.6	30.0%
Market data	4.4	4.4	0.0	0.2%

Total revenues	50.1	38.4	11.6	30.3%
Cost of revenues:
Activity remittance fees	3.5	3.5	0.0	0.3%
License fees	2.1	1.2	0.9	75.5%

Total cost of revenues	5.6	4.7	0.9	19.5%
Gross margin	$44.5	$33.7	$10.7	31.8%

Transaction Fees

Transaction fee revenues increased 35.0% to $38.8 million during the three months ended September 30, 2006 from $28.7 million during the comparable period in 2005, primarily due to increased trading volumes on our exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options during the three months ended September 30, 2006 increased 31.0% from the comparable period in 2005.

•	Our ADV increased 29.5% over the same period; however, our market share decreased to 32.2% from 32.6%.

•	Our ADV in index options was 33,000 during the three months ended September 30, 2006 compared to 23,000 in the comparable period in 2005.

Our average transaction fee per side increased 5.7% to $0.138 during the three months ended September 30, 2006 from $0.131 during the comparable period in 2005 due to higher ETF and index license fees. Licensing fees on ETF and index options increased due to increased volume in these products. Partly offsetting these increases was a decrease in our average pricing from $0.180 to $0.176 primarily as a result of reaching certain overall volume thresholds.

Our average net transaction fee per side, a measure we use to evaluate our revenues which excludes activity remittance fees and ETF and license fees, increased 8.1% to $0.118 during the three months ended September 30, 2006 from $0.109 during the comparable period in 2005. This increase was primarily due to increased volumes in our premium products. We currently do not charge any fees for most non-broker-dealer customer equity options transactions, except for options on our premium products. Had we not charged non-broker-dealer customer sides for trading premium products, our average net transaction fee per side would have been $0.007 less during the three months ended September 30, 2006. Also affecting the increase was a change in our trading mix. Firm proprietary trading activity, as a percent of our overall volumes, increased to 13.0% in the three months ended September 30, 2006 from 10.1% in the comparable in 2005. We believe this shift in mix is a sign of increased institutional trading. Lastly, we recorded higher cancellation fee revenues due to recent changes we initiated in the calculation and charge for this fee.

Member Fees and Other

Member fees and other increased 30.0% to $6.9 million during the three months ended September 30, 2006 from $5.3 million during the comparable period in 2005. The increase was primarily driven by an increase in connectivity fees due to a pricing change and revenue in Longitude, which we acquired in April 2006. In April 2006, we changed our exchange member connectivity fees to be based on an exchange member’s quote capacity usage versus login activity. Partly offsetting this increase was lower imputed interest from our sale of trading rights. For trading rights sold on an installment basis, we record imputed interest over the term of the installment sale. As installments were paid earlier than scheduled, we accelerated the remaining unrecognized interest in 2005.

Market Data

Market data revenues were $4.4 million during the three months ended September 30, 2006 and during the comparable period in 2005. Our market share of trades and OPRA’s profitability remain relatively unchanged. We accounted for 32.5% of total industry trades during the three months ended September 30, 2006 and 32.8% during the comparable period in 2005.

Expenses

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(in millions)
Expenses:
Compensation and benefits	$11.9	$9.3	$2.6	27.7%
Technology and communication	4.1	3.6	0.5	14.9%
Occupancy	1.3	1.2	0.1	8.9%
Professional fees	1.4	1.4	0.0	0.5%
Marketing and business development	0.8	1.2	(0.4)	(35.1)%
Depreciation and amortization	1.7	1.5	0.2	13.7%
Other	1.1	0.9	0.2	18.2%

Total direct expenses	22.3	19.1	3.2	16.6%
Reorganization	0.2	0.2	0.0	(3.0)%
Offering costs	—	0.3	(0.3)	N/M

Total expenses	$22.5	$19.6	$2.9	14.8%

Compensation and Benefits

Compensation and benefits expense increased 27.7% to $11.9 million during the three months ended September 30, 2006 from $9.3 million during the comparable period in 2005. The increase was primarily due to higher incentive compensation expense as a result of increased profitability. Our full-time equivalent headcount, which excludes staff allocated to ISE Stock Exchange, decreased to 178 as of September 30, 2006 from 182 as of September 30, 2005. The decrease was primarily driven by staff transferred to ISE Stock Exchange beginning with its formation in April 2006.

Technology and Communication

Technology and communication expense increased 14.9% to $4.1 million during the three months ended September 30, 2006 from $3.6 million during the comparable period in 2005. Expenses related to our options trading system increased by $0.6 million due to capacity increases and other enhancements. Partly offsetting these increases was a decrease in expenses for our exchange member trading network of $0.1 million as we continue to direct exchange members to obtain their own connectivity.

Occupancy

Occupancy expense increased 8.9% to $1.3 million during the three months ended September 30, 2006 from $1.2 million during the comparable period in 2005, primarily due to additional office space we leased in January 2006 to support our growth as well data center space assumed with the acquisition of intangible assets from Longitude, Inc.

Professional Fees

Professional fees were $1.4 million during the three months ended September 30, 2006 and during the comparable period in 2005. Our legal fees decreased due to lower litigation and general legal related expenses. This decrease was offset by higher accounting related fees and technology consulting costs.

Marketing and Business Development

Marketing and business development expenses decreased 35.1% to $0.8 million during the three months ended September 30, 2006 from $1.2 million during the comparable period in 2005. The decrease was attributable to lower levels of spending on ISE branding campaigns compared to the same period last year.

Depreciation and Amortization

Depreciation and amortization expenses increased 13.7% to $1.7 million during the three months ended September 30, 2006 from $1.5 million during the comparable period in 2005. This increase was primarily due to the amortization of intangible assets acquired from Longitude, Inc. of $0.1 million and an increase in software amortization of $0.1 million related to capitalized enhancements to our trading system.

Other Expenses

Other expenses increased 18.2% to $1.1 million during the three months ended September 30, 2005 and 2006 from $0.9 million during the comparable period in 2005. The increase was attributable to higher board fees as well as an increase in other general expenses to support our overall growth.

Reorganization

We incurred $0.2 million of reorganization costs during the three months ended September 30, 2006 and $0.2 million during the comparable period in 2005. These expenses consisted primarily of legal fees related to our reorganization into a holding company structure which was completed on September 1, 2006.

Offering Costs

We incurred $0.3 million of reorganization costs during the three months ended September 30, 2005. These expenses consisted primarily of legal fees related to our secondary offering in December 2005.

Interest and Investment Income

Interest and investment income increased to $2.3 million during the three months ended September 30, 2006 from $1.3 million during the comparable period in 2005. The increase was attributable to $1.2 million of additional interest income on higher average cash balances partly offset by lower unrealized gains on securities owned of $0.2 million.

Minority Interest

We recorded $0.2 million in minority interest during the three months ended September 30, 2006. This amount represents The Goldman Sachs Group Inc.’s (“Goldman Sachs”) minority shareholder’s interest in the loss from our Longitude subsidiary.

Provision for Income Taxes

Our tax provision increased to $10.5 million during the three months ended September 30, 2006 from $7.1 million during the comparable period in 2005. Over the same period our effective tax rate decreased to 43.0% from 45.7% due to higher levels of non-deductible expenses in the previous year’s quarter and lower state and local taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS SEPTEMBER 30, 2005

Overview

Net income increased 57.9% to $40.1 million during the nine months ended September 30, 2006 from $25.4 million during the comparable period in 2005, primarily due to increased trading volumes on our exchange. Our expenses increased 17.8% to $65.9 million during the nine months ended September 30, 2006 from $55.9 million during the comparable period in 2005, primarily due to increased compensation and benefits costs.

Revenues

	Nine months ended September 30,
	2006	2005	Change	% Change
	(in millions)
Revenues:
Transaction fees	$116.3	$82.4	$33.9	41.1%
Member fees and other	18.9	16.1	2.8	17.3%
Market data	13.5	13.8	(0.3)	(2.0)%

Total revenues	148.7	112.3	36.4	32.4%
Cost of revenues:
Activity remittance fees	11.6	9.2	2.3	25.3%
License fees	6.1	3.5	2.6	75.2%

Total cost of revenues	17.6	12.7	4.9	38.9%
Gross margin	$131.1	$99.6	$31.5	31.6%

Transaction Fees

Transaction fee revenues increased 41.1% to $116.3 million during the nine months ended September 30, 2006 from $82.4 million during the comparable period in 2005, primarily due to increased trading volumes on our exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options during the nine months ended September 30, 2006 increased 40.0% from the comparable period in 2005.

•	Our ADV increased 38.0% over the same period; however our market share decreased to 32.2% from 32.7%.

•	Our ADV in index options was 32,000 during the nine months ended September 30, 2006 compared to 16,000 in the comparable period in 2005.

Our average transaction fee per side increased to $0.132 during the nine months ended September 30, 2006 from $0.129 during the comparable period in 2005 due to higher activity remittance fees and ETF and index license fees. Activity remittance fees increased due to higher assessments on our transactions pursuant to Section 31 of the Exchange Act. Also increasing were licensing fees on ETF and index options due to increased volume in these products. Partly offsetting these increases was a decrease in our average pricing from $0.180 to $0.176 primarily as a result of reaching certain overall volume thresholds.

Our average net transaction fee per side, a measure we use to evaluate our revenues which excludes activity remittance fees and ETF and license fees, increased to $0.112 during the nine months ended September 30, 2006 and the comparable period in 2005. The decrease in average pricing was more than offset by an increase in customer charged premium products. Also affecting the increase was a change in our trading mix. Firm proprietary trading activity, as a percent of our overall volumes, increased to 12.4% in the nine months ended September 30, 2006 from 9.2% in the comparable in 2005. We believe this shift in mix is a sign of increased institutional trading. Lastly, we recorded higher cancellation fee revenues due to recent changes we initiated in the calculation and charge for this fee.

Member Fees and Other

Member fees and other increased 17.3% to $18.9 million during the nine months ended September 30, 2006 from $16.1 million during the comparable period in 2005. The increase was primarily driven by an increase in connectivity fees due to a pricing change and revenues from our subsidiary, Longitude. In April 2006, we changed our exchange member connectivity fees to be based on an exchange member’s quote capacity usage versus login activity. Partly offsetting this increase was lower imputed interest from our sale of trading rights. For trading rights sold on an installment basis, we record imputed interest over the term of the installment sale. As installments were paid earlier than scheduled, we accelerated the remaining unrecognized interest in 2005.

Market Data

Market data revenues decreased 2.0% to $13.5 million during the nine months ended September 30, 2006 from $13.8 million during the comparable period in 2005. The decrease was primarily attributable to our lower market share of industry trades. We accounted for 32.3% of total industry trades during the nine months ended September 30, 2006 and 34.3% during the comparable period in 2005. The effect of lower market share was partly offset by higher profitability by OPRA compared to the year ago period.

Expenses

	Nine months ended September 30,
	2006	2005	Change	% Change
	(in millions)
Expenses:
Compensation and benefits	$34.7	$27.4	$7.3	26.6%
Technology and communications	11.4	10.2	1.2	11.4%
Occupancy	4.0	3.3	0.7	19.8%
Professional fees	4.5	4.1	0.4	10.4%
Marketing and business development	2.2	2.8	(0.6)	(22.8)%
Depreciation and amortization	5.1	4.5	0.6	12.3%
Other	3.7	2.8	0.8	29.3%

Total direct expenses	65.5	55.3	10.3	18.6%
Reorganization	0.3	0.3	0.0	6.9%
Offering costs	—	0.3	(0.3)	N/M

Total expenses	$65.9	$55.9	$10.0	17.8%

Compensation and Benefits

Compensation and benefits expense increased 26.6% to $34.7 million during the nine months ended September 30, 2006 from $27.4 million during the comparable period in 2005. The increase was primarily due to higher cash incentive compensation resulting from increased profitability, higher stock based compensation costs, and increased headcount. Stock-based compensation costs related to restricted stock and options we granted on March 9, 2005, the date of our initial public offering, increased $0.9 million. This increase includes the full period effect of the expense in the nine months ended September 30, 2006.

Technology and Communication

Technology and communication expense increased 11.4% to $11.4 million during the nine months ended September 30, 2006 from $10.2 million during the comparable period in 2005. Fees paid to OMX increased $0.6 million due to additional enhancements and maintenance of our options trading system. Other costs relating to our options trading system increased $0.8 million, primarily for capacity upgrades. Partly offsetting these increases was a decrease in expenses for our exchange member trading network of $0.4 million as we continue to direct exchange members to obtain their own connectivity.

Occupancy

Occupancy expense increased 19.8% to $4.0 million during the nine months ended September 30, 2006 from $3.3 million during the comparable period in 2005, primarily due to additional office space we leased in January 2006 to support our growth as well as data center space assumed with the acquisition of Longitude.

Professional Fees

Professional fees increased 10.4% to $4.5 million during the nine months ended September 30, 2006 from $4.1 million during the comparable period in 2005. This increase was primarily due to $0.5 million in higher accounting advisory fees related to our preparations to comply with the Sarbanes-Oxley Act of 2002, $0.3 million in higher technology consulting related to the development of the ISE Stock Exchange and $0.3 million in other consulting fees related to new business initiatives. Partly offsetting these increases was a $0.7 million decrease in legal fees from the year ago period which included services in anticipation of us becoming a public company as well as litigation costs related to our decision to trade certain ETF’s without a license.

Marketing and Business Development

Marketing and business development expenses decreased 22.8% to $2.2 million during the nine months ended September 30, 2006 from $2.8 million during the comparable period in 2005. The decrease was attributable to lower levels of spending on ISE branding campaigns compared to the year ago period.

Depreciation and Amortization

Depreciation and amortization expenses increased 12.3% to $5.1 million during the nine months ended September 30, 2006 from $4.5 million during the comparable period in 2005. This increase was primarily due to a $0.2 million write-down of our OMX Broadened License based on our decision to develop our equities trading system internally and $0.2 million of amortization of intangible assets acquired from Longitude, Inc.

Other Expenses

Other expenses increased 29.3% to $3.7 million during the nine months ended September 30, 2006 from $2.8 million during the comparable period in 2005. The increase was attributable to higher board fees as well as an increase in other general expenses to support our overall growth.

Reorganization

We incurred $0.3 million of reorganization costs during the nine months ended September 30, 2005 and 2006. These expenses consisted primarily of legal fees related to our reorganization into a holding company structure which was completed in September 2006.

Offering Costs

We incurred $0.3 million of offering costs during the nine months ended September 30, 2005. These expenses consisted primarily of legal fees related to our secondary offering in December 2005.

Interest and Investment Income

Interest and investment income increased to $5.4 million during the nine months ended September 30, 2006 from $2.7 million during the comparable period in 2005. The increase was attributable to $2.9 million of additional interest income on higher average cash balances and lower unrealized gains on securities owned of $0.1 million.

Minority Interest

We recorded $0.5 million in minority interest during the nine months ended September 30, 2006. This amount represents Goldman Sachs’ minority shareholder’s interest in the loss from Longitude.

Provision for Income Taxes

Our tax provision increased to $31.1 million during the nine months ended September 30, 2006 from $21.0 million during the comparable period in 2005. Over the same period our effective tax rate decreased to 43.7% from 45.3% due to higher levels of non-deductible expenses in the previous year and lower state and local taxes.

Liquidity and Capital Resources

We presently finance our business primarily through cash generated by our operating activities. On March 14, 2005, we sold 4,602,115 shares of Class A common stock at $18.00 per share in our initial public offering, for which we received net proceeds of $70.7 million. We believe that cash flows generated by our operating activities, together with net proceeds from our initial public offering, should be sufficient for us to fund our current operations for at least the next 12 months. In addition, we may have the ability to raise capital through issuance of debt or equity to new or existing investors through private and public capital markets transactions, if necessary.

The following table sets forth our net cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Net cash provided by operating activities	$49,108	$48,277
Net cash (used in)/provided by investing activities	(36,862)	3,102
Net cash provided by financing activities	5,662	58,894

Increase in cash and cash equivalents	17,908	110,273
Cash and cash equivalents, beginning of period	170,927	44,847

Cash and cash equivalents, end of period	$188,835	$155,120

Cash and cash equivalents increased to $188.8 million as of September 30, 2006 from $170.9 million as of December 31, 2005:

•	Our net cash provided by operating activities was $49.1 million for the nine months ended September 30, 2006 primarily due to increased trading volumes on our exchange partly offset by a tax benefit of $13.3 million related to options exercised by our employees in the first nine months of 2006. Our taxes are reduced by the after tax effect of the difference between the fair market value and strike price of the options our employees exercised.

•	Our net cash used in investing activities was $36.9 million for the nine months ended September 30, 2006. We purchased fixed assets of $4.2 million primarily for internally developed trading system software and intangible assets of $2.2 million primarily related to our acquisition of intellectual property and other related assets of Longitude, Inc. We also made a capital contribution of $1.8 million in ISE Stock Exchange. We purchased $38.6 million of U.S. treasury securities and municipal bonds.

•	Our net cash provided by financing activities was $5.7 million for the nine months ended September 30, 2006. We recorded a tax benefit of $13.3 million related to options exercised by our employees in the first nine months of 2006. Our taxes are reduced by the after tax effect of the difference between the fair market value and strike price of the options our employees exercised. Partly offsetting this increase were share repurchases and dividends. We repurchased $3.0 million of our common stock tendered by our employees to satisfy tax withholding obligations in connection with the vesting of awards of restricted stock. We repurchased these shares based on their fair market value on the vesting date. We paid dividends of $5.7 million during the period.

As of September 30, 2006, included in cash and cash equivalents is $0.7 million for our payment for order flow program. Under this program we pay order flow providers on behalf of our market makers for order flow sent to the exchange. We assess fees to our market makers and distribute those funds to the order flow providers. Each market maker has full discretion regarding the payment, and we administer the payments. Accordingly, we reflect the assessments and payments on a net basis with no impact on revenues or expenses. When fees are assessed, we record an asset with a corresponding liability.

As of September 30, 2006, we had a letter of credit agreement totaling $416,000 to satisfy lease commitments and administrative obligations.

Financial Condition

Our total assets increased to $336.2 million as of September 30, 2006 from $280.5 million as of December 31, 2005. This increase was primarily due to operating cash proceeds resulting from higher transaction volumes. Also affecting our total assets were the following:

•	Our securities owned increased to $43.6 million as of September 30, 2006 from $17.1 million as of December 31, 2005. Our securities owned are comprised of investments of our excess cash in U.S. treasuries and municipal bonds as well as investments in various mutual funds related to our long-term deferred compensation plan for our employees. Our balance of U.S. treasuries and municipal bonds increased as we invested $28.6 million of excess cash. Mutual fund investments decreased by $2.3 million primarily due to the withdrawal of vested deferred compensation balances by employees.

•	Our income tax receivable was $8.0 million as of September 30, 2006 compared to a payable of $0.4 million as of December 31, 2005 primarily due to tax benefits we realize as a result of options exercised in the nine months ended September 30, 2006.

•	Other assets increased to $9.3 million as of September 30, 2006 from $5.3 million as of December 31, 2005 primarily due to the purchase of intangible assets.

Our total liabilities increased to $97.1 million as of September 30, 2006 from $95.5 million as of December 31, 2005. This increase was primarily due to an increase in compensation and benefits payable due to higher incentive compensation as a result of increased profitability.

We recorded $2.4 million of minority interest representing Goldman Sachs’ interest in Longitude.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of September 30, 2006, which are primarily operating leases for office space and equipment and contractual agreements for trading software license technology enhancements and support of our core trading system from OMX:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(in thousands)
Operating leases	$24,423	$6,389	$8,235	$6,047	$3,752
OMX purchase obligations	21,776	5,257	15,497	1,022	—
Other purchase obligations	1,778	625	1,153	—	—

Total	$47,977	$12,271	$24,885	$7,069	$3,752

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk to us generally represents the risk of changes in the value of financial instruments that might result from fluctuations in interest rates and equity prices. We have internal processes governing our management of market risks in the normal course of our business operations. Furthermore, we have not entered into any derivative contracts to mitigate such risks, though we may in the future.

Interest Rate Risk

In order to maximize yields, we invest portions of our excess cash in short-term interest earning assets, primarily money market instruments at commercial banks and U.S. treasuries and municipal bonds with maturities of less than two years, which totaled $226.7 million and $175.1 million as of September 30, 2006 and December 31, 2005, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Equity Price Risk

We do not trade securities for our own account nor do we maintain inventories of securities for sale. However, we do have investments in various mutual funds that we hold on behalf of our employees as part of our previous long-term performance-based profit-sharing plan. Under the plan, fund awards were granted to our employees, which they in turn invest in various mutual fund investments. Employees vest in the distributions over a period of three years. The participating employees bear the risk of the vested portion of the investments, and we bear the risk of the unvested portion. In addition, we have purchased U.S. treasuries with our available excess cash in order to increase our return. As a result, we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $0.3 million and $0.5 million as of September 30, 2006 and December 31, 2005 respectively.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated by the Company’s management, including the Company’s Chief Executive Officer and President and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Based upon that evaluation, the Chief Executive Officer and President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the period covered by this report. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) during the last period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to routine reviews and inspections by the SEC as well as legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or other legal proceedings that we believe are reasonably likely to have a material adverse effect on our operating results, financial conditions or cash flows.

Item 1A. Risk Factors

Our business faces significant risks. The risks described below update the risk factors described in our Annual Report on Form 10-K for the fiscal year ending December 31, 2005 and our Quarterly Report on Form 10-Q for the period ending March 31, 2006, and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q, our 2005 Form 10-K and our Form 10-Q for the period ending March 31, 2006 may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially.

As a holding company, we are totally dependent on dividends from our operating subsidiary to pay dividends and other obligations.

We are a holding company with no business operations. Our only significant asset is the outstanding limited liability company membership interests in our wholly-owned subsidiary, International Securities Exchange, LLC. As a result, we must rely on payments from our subsidiary to meet our obligations. In March 2006, we declared our first regular quarterly dividend. We intend to continue paying regular quarterly dividends to our shareholders. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have in the future. Accordingly, our subsidiary may not be able to generate sufficient cash flow to pay a dividend or distribute funds to us in order to allow us to pay a dividend on or make a distribution in respect of our Class A common stock. Moreover, future credit facilities, other future debt obligations and statutory provisions, may limit our ability to pay dividends.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by the Company of our common stock during the three months ended September 30, 2006. No shares were repurchased during the months of July and August 2006.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – September 30, 2006	24,511	$41.95	—	—

(1)	These shares represent shares of common stock that were tendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the vesting date.

Item 5. Other Information

On November 9, 2006, the Company declared a quarterly dividend of $0.05 per share of Class A common stock to stockholders of record as of December 22, 2006. The dividend is payable on December 29, 2006.

Item 6. Exhibits

10.18*	Amendment and Supplement to the Support Agreement, dated January 17, 2006, between International Securities Exchange, LLC, OMX (US) Inc. and OMX AB.

10.19*	Agreement dated September 28, 2006, between International Securities Exchange, LLC, OMX (US) Inc. and OMX AB.

10.20*	Amendment to the Agreement, dated September 28, 2006, between International Securities Exchange, LLC, OMX (US) Inc. and OMX AB.

31.1	Certifications by the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

Date: November 10, 2006	By:	/s/ Bruce Cooperman
	Name:	Bruce Cooperman
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)