Form 10-K
period 2006-12-31
International Securities Exchange Holdings, Inc.
filed 2007-03-01
CIK 1295230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2006, was approximately $1.33 billion. For the purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

As of February 23, 2007, 38,816,156 shares of voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the Annual Meeting of Stockholders to be held May 8, 2007 (the “Proxy Statement”) are incorporated by reference into Part III.

ABOUT THIS FORM 10-K

This Annual Report on Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies, and internal Company surveys. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurances as to the accuracy or completeness of included information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on available market data that speaks of the date indicated.

CERTAIN TERMS

Throughout this document, unless otherwise specified or if the context otherwise requires:

•

“ISE Holdings,” the “Company,” “we,” “us” and “our” refer to International Securities Exchange Holdings, Inc., a Delaware corporation, and its subsidiaries, which, following the completion of our reorganization in September 2006, includes ISE, ISE Stock Exchange, Longitude, and ETC;

•

“ISE” and our “exchange” refers to (i) prior to the completion of our reorganization, International Securities Exchange, Inc., a Delaware corporation, and (ii) after the completion of our reorganization, International Securities Exchange, LLC, a Delaware limited liability company and wholly-owned Subsidiary;

•	“ISE Stock Exchange” refers to ISE Stock Exchange, LLC, a Delaware limited liability company and majority-owned Subsidiary;

•	“Longitude” refers to Longitude LLC, a Delaware limited liability company and wholly-owned Subsidiary; and

•	“ETC” refers to ETC Acquisition Corp., a Delaware corporation and wholly-owned Subsidiary.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You are urged to carefully consider these factors, and to review this Annual Report on Form 10-K in its entirety, including but not limited to our financial statements and the notes thereto and the “Risk Factors” described in Part I—Item 1A. “Risk Factors.” All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements. Forward-looking statements include, without limitation, statements concerning:

•	our offering of new products;

•	our continuing to offer competitive pricing;

•	changes in our market share;

•	our future results of operations and financial conditions;

•	our business strategies;

•	market and general economic conditions;

•	our protection or enforcement of intellectual property rights;

•	our ability to keep up with rapid technological change;

•

our plans, goals, intentions, expectations and beliefs concerning diversification and growth of our revenues through expansion of our business and pursuit of strategic alliances and acquisitions to enhance our business, as set forth in Part I—Item 1. “Business—Our Growth Strategy” and related summaries;

•	changes in the laws and regulations governing our business and operations or permissible activities; and

•	changes in availability of capital.

Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under “Risk Factors” described in Part I—Item 1A. “Risk Factors.” We operate in a changing environment in which new risk factors can emerge from time to time. It is not possible for management to predict all possible risks, nor can it assess the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements.

OUR WEBSITE AND AVAILABILITY OF SEC FILINGS

We maintain a website at www.iseoptions.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Section 16 filings, and Current Reports on Form 8-K are available free of charge through our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission, or SEC, electronically. Our Certificate of Incorporation, Bylaws, Corporate Governance Principles, Code of Business Conduct and Ethics, Code of Ethics for the Senior Financial Officers, the charters for our Finance and Audit Committee, Compensation Committee and Corporate Governance Committee, and instructions for contracting our Board of Directors, can also be found on our website. All of these documents are available in print to any stockholder who requests them. Our website and the information contained on it and connected to it shall not be deemed incorporated by reference into this Annual Report on Form 10-K.

Item 1.	Business.

Overview

We are a holding company that, through our subsidiaries, operates and regulates a registered national securities exchange. We operate the largest U.S. equity options exchange and are among the leading options exchanges in the world. We operate an innovative securities market, founded on the principle that technology and competition create better, more efficient markets for investors. We developed a unique market structure for advanced screen-based trading systems and in May 2000 launched the first fully-electronic U.S. options exchange. Our exchange currently provides a trading platform in listed equity and index options and related services that is designed to improve the market for options and the speed and quality of trade execution for our exchange members.

Our revenues are derived primarily from transaction fees generated from trades executed on our exchange. During 2006, our customers traded an average 2.4 million options contracts per day on our exchange, which represented 29.2% of the total market volume of options traded on all U.S. options exchanges. We generated $202.1 million in total revenues in 2006 and net income of $55.2 million.

History of Our Business and Significant Milestones

We were founded in 1997 when William A. Porter, then-chairman of E*TRADE, and his colleagues engaged David Krell, our President and Chief Executive Officer, and Gary Katz, our Chief Operating Officer, then former executives of the Options and Index Products division of the New York Stock Exchange, or NYSE, options division, to develop a new U.S. options exchange to lower costs. We were funded by a consortium of broker-dealers which provided development capital to assemble the technology, technical and market expertise for the creation of a new options exchange as well as to create order flow for the new exchange.

We were organized in 1997 and launched operations in May 2000, becoming the first registered exchange approved by the SEC since 1973. We have grown rapidly since our inception. Within three months of our launch, we had traded more than one million equity options contracts. By the end of our first year, we had traded 25 million contracts. By the end of our second year, we traded over 65 million contracts, and became the third-largest U.S. options exchange as measured by the total number of equity options contracts traded. By the end of our third year, we achieved our goal of listing equity options representing 90% of average daily trading volume in the U.S. options industry. In 2003, we also implemented the technological and regulatory foundation to trade index options which allowed us to expand our product base. On May 24, 2005, we traded our one billionth contract, close to five years since our launch. In 2005, in order to bring more competition and to end to the practice of exclusively listing options, we listed options on SPDRs, an ETF, or exchange traded fund, and DIAMONDS, another ETF, without a license, which was subsequently upheld by the U.S. Court of Appeals for the Second Circuit, or the Court of Appeals. In order to expand our product offering, in March 2006, we acquired the intellectual property and other related assets of Longitude, Inc., the developer of a proprietary and patented technology that uses pari-mutuel principles to run derivatives auctions that aggregate liquidity and produce fair and efficient market-driven prices. Lastly, in September 2006, we entered the equities market through the launch of ISE Stock Exchange in partnership with key strategic investors.

Even as the options industry has evolved in response to our model, we have established ourselves as a market of unprecedented liquidity in the exchange-traded options industry, which is characterized by constant and competitive price quotes of considerable size.

Significant Corporate Events

We were originally organized in 1997 as ISE LLC, a limited liability company under the laws of the state of New York. In April 2002, we completed a demutualization and converted from a limited liability company to a corporation, International Securities Exchange, Inc., or ISE, Inc. In the demutualization, we converted our limited liability company membership interests, which represented both equity interests and trading rights, into separate equity interests and trading rights. This allowed our limited liability company members to convert their original interests into shares of common stock that could be traded separately from exchange trading privileges. This conversion resulted in the creation of shares of Class A common stock, which represented equity and voting rights. We also created three series of Class B common stock. Class B common stock conveyed trading rights on our exchange and limited voting rights, but did not convey any equity interests.

On March 14, 2005, we completed our initial public offering, in which we sold 4,602,115 shares of our common stock and certain of our stockholders sold 6,954,590 shares of our common stock at $18.00 per share. The proceeds to us, less commissions and other direct selling expenses, were $70.7 million.

On December 13, 2005, we completed a secondary offering for selling stockholders, in which our stockholders sold 8,000,000 shares of our common stock at $30.00 per share. We did not receive any proceeds from the sale of common stock from this offering.

In September 2006, we completed our reorganization into a holding company structure. In this regard, the shares of common stock of ISE, Inc. were converted into shares of common stock of International Securities Exchange Holdings, Inc. and shares of ISE, Inc. Class B common stock were converted into contractual trading and voting rights granted under International Securities Exchange, LLC, which we collectively refer to as our “exchange memberships.” As a result, International Securities Exchange Holdings, Inc. became the parent company of International Securities Exchange, LLC (the successor-in-interest to ISE, Inc.), ISE Stock Exchange, Longitude and ETC.

Our Options Exchange

Our options exchange is comprised of our “Primary Market” and our “Second Market.”

Primary Market

Our Primary Market generates the majority of our revenues and is comprised of equity options that represent approximately 97% of total industry volume or approximately 1,000 listed equity options.

Bin Structure

Our listed options are divided into groups, known as bins. New options series are assigned to their respective bins by an allocation committee which consists of individuals who are employees of EAMs and appointed to the committee by our CEO.

Exchange Members

We have three classifications of exchange memberships—Primary Market Makers, or PMMs, Competitive Market Makers, or CMMs, and Electronic Access Members, or EAMs—all of which must be SEC-registered broker-dealers and otherwise qualify in accordance with our trading rules.

Most PMMs and CMMs are large, global financial institutions with significant capital bases and substantial trading experience.

PMMs are market makers with significant responsibilities, including oversight of the opening of trading in their assigned bins and continuous quoting in 100% of their assigned bins. Each bin has one PMM and contains the options for which the PMM is responsible. In order to become a PMM, a member must purchase or lease a trading right.

CMMs are market makers who quote independently and add depth and liquidity to the market. Each CMM is required to provide continuous quotations in at least the lesser of 60% of the options in their assigned bin or 60 options classes. There may be up to 16 CMMs appointed to each of the 10 bins on the exchange. Similar to the PMM requirement, a CMM must purchase or lease a trading right in order to become a CMM.

PMMs and CMMs receive several benefits to reward them for ensuring liquidity in their designated bins. First, PMMs and CMMs have the right to submit quotes for both the bid and ask prices of a given option series, known as “two-sided quotes,” and have the capability through our powerful quotation system of updating multiple quotes in a single message transmission. PMMs and CMMs are not subject to any contractual or rule- based limits on trading within their specified bins. In addition, the PMM and CMMs for a specified bin also have limited rights to trade options assigned to other bins. Because of the especially important role that they play in their designated bins, PMMs receive enhanced allocation rights over the other market participants quoting at the same price.

EAMs are registered broker-dealers who may place orders for their own accounts and the accounts of institutional and retail investors, but may not submit quotations or otherwise make markets on our exchange. EAMs are permitted to trade in any bin and generate significant order flow. EAMs pay only an access fee and unlike PMMs and CMMs are not required to purchase trading rights.

Second Market

Our Second Market, which we launched in October 2006, nearly doubles the total number of equity options classes we list. Together with our Primary Market, members have access to equity options that represent approximately 99% of industry volume. Our Second Market offers separate quoting rules and access standards from our Primary Market. An open access structure allows greater flexibility for competitive market making in that market makers in our Primary Market are eligible to make markets in our Second Market by paying a monthly access fee. New market makers are eligible to make markets in our Second Market without purchasing trading rights, but rather by paying a monthly access fee, as well as a surcharge on the transactions they execute in our Second Market. In addition, we charge a transaction fee for non-broker-dealer customer orders and do not maintain a payment-for-order-flow program. Options classes traded in our Second Market comply with existing listing requirements and trade under the Primary Market’s trading rules.

In addition, we have a different market structure for ISE Stock Exchange. See “—Our Growth Strategy—Developing New Products and Diversifying Product Base—New Asset Classes” within this Item.

Order Flow and Ownership of Memberships

Market makers on all exchanges must trade in order to profit. Because they can quote at both the bid and ask prices simultaneously, market makers are also able to buy and sell simultaneously, profiting from the spread between the bid and ask prices. While market makers, with their obligations to quote, provide a market for other traders, they are in business to profit for themselves. In order to do so, they must trade often and in significant volume. Thus, market makers depend on order flow to trade, profit and generally conduct their business. Order flow is essential to the business of market making, and market makers generally seek to trade on exchanges where order flow is greatest. The market maker exchange structure is based on the principle that market makers can be enlisted to provide markets in their options listings in return for the opportunity to profit from the bid/ask spread. Thus, the profit opportunity for the market maker arises from its trades against order flow rather than in its role in providing markets across several listings. Market makers could theoretically produce better profits if they were able to abandon their low volume listings for listings with robust order flow. Our exchange rules are intended to prevent this by allocating a mixture of high volume and low volume listings to market makers. The price of acquiring an exchange membership and the obligations associated with such membership represent the costs to the market maker of interacting with and trading against an exchange’s order flow.

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

Our Competitive Strengths

We have established ourselves as a leading options exchange. We believe the following are our core competitive strengths:

Leadership Position in the Options Trading Industry

By launching the first fully-electronic options exchange in May 2000, we attracted significant liquidity from major well-capitalized financial institutions that had not previously participated in the equity options market as market makers. These liquidity providers established their commitment to us through a combination of investing in our exchange, making markets on our exchange and investing in the technology required to access our exchange. Being the first fully-electronic options exchange further allowed us to introduce the efficiencies of electronic trading, which enabled us to price our services aggressively and attract significant contract trading volume. We have established brand awareness through our proven platform, marketing and sales efforts, and innovative products. We have demonstrated our ability to capitalize on our first mover advantage—we have captured market share from other options exchanges, as well as gained volume as a result of the overall growth in the industry, trading the highest volume of equity options contracts in the world, with market share in 2006 of 31.7%. The following chart shows our equity options market share and that of our U.S. competitors for 2006—Boston Options Exchange, or BOX, American Stock Exchange, or AMEX, NYSE Arca (formerly known as the Pacific Exchange, or PCX), Philadelphia Stock Exchange, or PHLX, and Chicago Board Options Exchange, or CBOE.

Equity Options Market Share by Contract Trading Volume—2006

Source: Derived from The Options Clearing Corporation, or OCC, data

Highest Quality Markets

We have attained unprecedented depth and liquidity, displaying quoted size larger on average than quoted size for the same options displayed on any other U.S. options exchange. During 2006, an average of 909 issues were listed on our exchange in the Primary Market, and the total options volume in these issues accounted for approximately 97% of all equity options trading on U.S. options markets. For 2006, we had the highest average daily volume, or ADV, among all U.S. exchanges with respect to approximately 74%, of those issues. On October 16, 2006 we launched trading in our Second Market, which nearly doubles the total number of equity options classes listed at ISE. Together with our Primary Market, members have access to approximately 99% of industry equity options volume through our trading platform. As of February 12, 2007, approximately 700 issues were listed on our Second Market.

We have achieved our position through innovations such as “one size fits all” trading, our allocation methodology, and ISEspreads for exchange members who often seek to engage in complex trades, and the ability to trade stock and options combined in a single transaction. Our low transaction fees, established client-member base of broker-dealers and narrow spreads have further enhanced our liquidity. In 2006, our bid/ask spread was better than the bid/ask spread of other U.S. options exchanges 16% of the time and equal to the National Best Bid/Offer, or NBBO, 80% of the time.

We are more liquid than all other U.S. options exchanges based upon weighted average quoted size available at the NBBO, with respect to the 100 most-actively traded options contracts listed on our exchange for December 2006. The weighted average quoted size is the time-weighted measurement of average quoted size. For example, a quote at a given price and size that is valid for 10 seconds would have 10 times more bearing on the weighted average quoted size than a quote at the same price and size that is valid for one second. The following chart shows the average quoted size available at the NBBO by the other options exchanges and by ISE for the 10 most-actively traded options on ISE in 2006:

Weighted Average Quoted Size Available at the NBBO

Option by Ticker Symbol	Other Exchanges Average Size	ISE Average Size	ISE Liquidity Multiple
QQQQ	8,146	35,321	4.3x
IWM	953	8,923	9.4x
SPY	2,953	11,245	3.8x
AAPL	578	1,453	2.5x
GOOG	56	110	2.0x
INTC	2,828	6,615	2.3x
MSFT	2,471	6,389	2.6x
MO	327	729	2.2x
AMZN	778	1,989	2.6x
GM	424	979	2.3x

Source: Derived from Options Price Reporting Authority, or OPRA, data for 2006. Average weighted quoted size available at the NBBO includes quotes for both the bid and the ask prices.

While our annual ADV for equity and index options has increased over the years, the trading mix or composition of those traded contracts has changed. The following table reflects our ADV for equity and index options as well as the percentage of those contracts traded by order type—customer, firm proprietary and market maker:

	For the Year Ended
	2004	2005	2006
Average daily equity & index options traded (in thousands)	1,432	1,781	2,358
Customer	39.1%	41.3%	41.2%
Firm proprietary	7.4%	9.4%	12.6%
Market maker	53.5%	49.3%	46.3%

While customer share remained somewhat flat over the last two years in terms of our volume mix, we remain the destination of choice for investors who want to trade options. We believe that non-broker dealer customer trading on ISE can be attributed to the same features of our exchange that have appealed to our exchange members. The contribution of non-broker-dealer customer order flow to the overall growth in our ADV has further enhanced the liquidity and depth of our markets, stimulating even more trading activity by our exchange members, which in turn further enhances our liquidity and appeal to exchange members. Accordingly, we believe that trading activity by the different groups of our market participants has generally been mutually reinforcing, simultaneously increasing our liquidity and attracting additional order flow.

Efficient Cost Structure

Our business model is scalable and efficient. We operate with a small, dedicated employee force of 216 full-time employees as of December 31, 2006. We are not burdened with the costs associated with operating a trading floor, and we contract for services we believe are more efficiently provided by others.

Low Transaction Fees

Our transaction fees are among the lowest in the industry. Similar to the other options exchanges, we waive transaction fees for non-broker-dealer customer orders except for options on our premium products and options in our Second Market. We believe our low cost model is a competitive advantage as transaction fees are one factor that traders consider when they send orders to exchanges.

We believe that our position as a market leader in establishing low transaction fees currently provides us with a significant advantage relative to most of our competitors. Although competition continues to intensify, we believe that our low-cost all-electronic structure will enable us to maintain this competitive advantage over hybrid exchanges for the foreseeable future, particularly if our competitors must cope with a dual cost structure associated with maintaining a physical trading floor in tandem with an electronic trading system.

Proven Technology

We created the blueprint for our technology infrastructure in parallel with our business model, designing it “from the ground up” to be fully compatible with the needs of an exclusively electronic options exchange. We believe our trading systems are highly reliable. Our open Application Programming Interface, or API, provides our customers direct access to our system, allowing for immediate submission of orders and amendment or cancellation of orders in the order book. Our execution speed is, on average, fractions of a second. Our options trading system, operating with proprietary trading technology, enables our exchange members to execute trades at this speed. All orders and quotes are electronically time stamped to ensure greater accuracy of trading.

High Level of Customer Service

We have implemented a broad range of measures that enables us to offer a high level of customer service to exchange members trading on our exchange. We perform our own market research and utilize our findings to tailor our products and services to meet customer demands. To this end, we have engaged an independent research firm to regularly conduct customer feedback surveys and analyze the responses to guide our future product development. For example, in response to feedback we have received from institutional investors, we have developed or are currently developing various trading enhancements and functionalities that are intended to allow institutional investors to engage in large and complex trades in a timely and cost-efficient manner. Some of these include our “delta-neutral” functionality and “split block” pricing. For more information on these products, see “—Our Growth Strategy—Growing Our Institutional Business” within this Item.

In addition to customer feedback surveys, we meet regularly with exchange members to solicit their input about ISE’s performance in all areas. We believe our high level of customer service has been an important factor in our ability to maintain our leadership in an increasingly competitive market. We also engage in direct mailing to our exchange members to provide them with information on our newly developed products and offer guidance for better utilization of our existing products and services.

Strong, Seasoned and Innovative Management Team

Our strong and dedicated management team, led by two of our founders, David Krell, our President and Chief Executive Officer, and Gary Katz, our Chief Operating Officer, has significant experience in the options trading industry. David Krell and Gary Katz have worked together continuously since 1986, when they were employed as Vice President and Managing Director, respectively, within the Options and Index Products division of the NYSE. They and certain of our other senior executives have worked together closely since 1999. We believe that our management team, by developing the first successful fully-electronic options exchange in the U.S., has demonstrated an ability to innovate, as well as to recognize and respond to market opportunities. Our management team has also successfully guided us in our initial phases despite significant competitive, regulatory and operational barriers to entry that any new securities exchange will encounter in the U.S.

Our Growth Strategy

Growing Our Institutional Business

We continue to witness an increase in institutional participation in the options industry. Currently, we estimate that our options volume is equally split between institutional investors and retail or individual investors. We believe an opportunity exists for us to expand our offering and volumes by introducing trading enhancements and functionality catered to institutional investors. While the quality of our markets has attracted institutional order flow, we believe a substantial segment of institutional order flow is executed on trading floors or traded off-exchange. Through trading system enhancements and introduction of new functionality as well as our marketing and sales efforts, we have seen an increase in institutional order flow. Some examples of functionality we have introduced which we believe increases order flow include:

•

“Delta-Neutral”—a practical application of insights from options theory, allowing investors to hedge a stock holding by trading the number of option contracts specified by the “delta” of the option (the theoretical amount that the option price will change in response to a change in the price of the underlying stock);

•	“Split-Block” pricing—allows investors to trade larger orders between two quoted prices;

•	Spreads in Penny Increments—buying and selling option contracts with different strike prices or expiration dates in the same class in one-cent increments;

•	Buy-Writes—allows purchases of the underlying stock and sales of an option at the same time;

•	Facilitation Mechanism—allows members to provide liquidity to block size orders and complex orders;

•	Solicitation Mechanism—allows members to cross trades, including complex orders; and

•	Reduced Exposure Period for Block Orders—exposure period reduced from 10 seconds to three seconds.

These enhancements, along with other enhanced functionalities we have introduced, have contributed to increases in our volumes. The ADV associated with these enhanced functionalities has grown from approximately 330,000 contracts or 16% of our average daily equity and index options volume in the fourth quarter of 2005 to approximately 545,000 contracts or 23% in the fourth quarter of 2006.

Developing New Products and Diversifying Product Base

As part of our strategy to provide our exchange members with value added services and to diversify our revenue stream, we continually seek to add new functionality, products and asset classes to our exchange offering. The introduction of new functionality, products or asset classes generally require SEC approval which subjects us to certain competitive disadvantages due to the time it takes to obtain SEC approval.

Index Trading

In 2003, we implemented the technological and regulatory foundation to trade index options, and in 2005 began to actively market our index trading initiative which includes both proprietary and licensed indexes. Our index trading strategy includes:

•

Licensing new index products—We have established relationships with several index providers, including Standard & Poor’s, or S&P, Nasdaq, Frank Russell Co., FTSE, and Morgan Stanley, as well as others. We currently license over 30 indexes from this group.

•

Creating proprietary indexes—In September 2004, we began disseminating our first three proprietary indexes—ISE 50, ISE 100, and ISE 250. These are broad-based indexes designed to track the performance of the most highly capitalized publicly traded companies in the U.S. The ISE 250 Index generally includes the top 250 stocks listed on U.S. equity markets as ranked by market capitalization. The ISE 50 Index is a subset of the ISE 250 Index, comprising the top 50 stocks. The ISE 100 contains the top 100 most actively traded equity option classes on ISE. The indexes are calculated and maintained by S&P based on a methodology we developed in consultation with S&P. During 2005, we launched options on the following proprietary sector indexes: ISE Gold, ISE Semiconductors, ISE-CCM Homeland Security, ISE Oil and Gas Services. ISE Homebuilders, ISE SINdex Index, ISE Bio-Pharmaceuticals Index and ISE U.S. Regional Banks Index. In addition, we launched options on the ISE 250 Index, ISE 50 Index and ISE 100 Index. During 2006, we expanded our proprietary sector index offering with the launch of options on ISE-CCM Alternative Energy, ISE-CCM Nanotechnology, ISE Water, ISE-REVERE Natural Gas and operation of the ISE-REVERE Wal-Mart Supplier Index.

We continue to expand our index business beyond options trading with the impending launch of three new ETFs and a structured note. In February 2007, we entered into an agreement with First Trust Advisors, a major investment management firm, to create and list ETFs based on the following indexes: ISE Water (HHO), ISE-REVERE Natural Gas (FUM), and ISE ChIndia (symbol still to be decided). The “ChIndia” ETF will be based on a new ISE index, currently in the development stages that will include U.S. listings of firms domiciled in China and India. The ETFs will be listed on the AMEX under the symbols FWT, FNG, and FCI, respectively. This marks another ‘first’ for ISE as these indexes are now officially benchmarks for asset management. It also reinforces our goal to broaden our product offering on our indexes. In addition, Bear Stearns has announced that it is creating a structured note on ISE SINdex making it the second note they developed based on an ISE Index; ISE Homeland Security was the first. The note will link the performance of ISE SINdex relative to the S&P500, and will be traded over-the-counter.

New Options Products

We continually develop new products and functionality in response to member interest. Three new products that we have developed in response to member interest are:

•

On May 30, 2006, we announced a new quarterly options product, Quarterlies, which expires at the end of the calendar quarter as opposed to standard options which expire on the Saturday following the third Friday of each month. We developed this new product in response to exchange member interest in an alternative expiration structure. We began trading Quarterlies on July 10, 2006 under a one year pilot program for the trading of such quarterly options on five ETFs including the Standard & Poor’s Depositary Receipts (SPY), Nasdaq-100 Trust Shares (QQQQ), Diamonds Trust Series 1 (DIA), iShares Russell 2000 Index Fund (IWM), and Select Sector SPDRs—Energy (XLE).

•

On July 5, 2006, we announced a Second Market that we developed to provide our members with a distinct platform that will leverage our leading community of market makers and proven, competitive market structure to create additional liquidity in options that have typically experienced lower trading volumes. We began trading in our Second Market on October 16, 2006, with an initial listing of 20 options classes. As of February 12, 2007, we have approximately 700 listings. Our Second Market nearly doubles the total number of equity options classes listed on our exchange, and together with our Primary Market, offers exchange members access to equity options that represent approximately 99% of industry volume through our platform. Prior to launching our Second Market, we listed equity options that represented approximately 97% of the total industry volume. Options classes traded in our Second Market comply with existing listing requirements and trade under our existing trading rules. Market makers in our Primary Market are eligible to make markets in our Second Market by paying a monthly access fee. New market makers are eligible to make markets in our Second Market without purchasing trading rights, but rather by paying a monthly access fee, as well as a surcharge on the transactions they execute in our Second Market. In addition, we charge a transaction fee for non-broker-dealer customer orders and do not maintain a payment-for-order-flow program.

•

On September 20, 2006, we announced our intention to create and list new foreign currency options, called ISE FX Options. With ISE FX Options, retail and institutional investors would have a new investment strategy that allows them to express their views on the strength or weakness of the U.S. Dollar relative to foreign currencies. Similar to existing equity and index options products, these securities will trade in U.S. Dollars and will be readily available through traditional securities brokerage accounts. We will offer a new type of trading right class for quoting in this new product. EAMs will be able to trade this new innovative product using their current memberships. We expect to be trading this new product in the first half of 2007, pending regulatory approvals.

New Asset Classes

We continue to explore opportunities in other asset classes where we believe we could add value and allow us to compete with other exchanges and trading venues. We believe opportunities exist for us to add value and expand our offering by developing alternative market structures for derivatives trading and creating an exchange facility to electronically trade equity securities that capitalizes on the changes occurring in the equities market trading patterns and equity market structure.

On March 24, 2006, we acquired the intellectual property and other related assets of Longitude, Inc., a developer of a proprietary and patented technology that uses pari-mutuel principles to run derivatives auctions which aggregate liquidity and produce fair and efficient market-driven prices. The new entity, Longitude LLC, or Longitude, became an operating unit of the Company. This acquisition is part of our strategy to deliver expanded product offerings to the industry that demonstrate our commitment to growth and innovative technology. Initially, Goldman Sachs was a minority investor in Longitude. However, in November 2006, we purchased Goldman Sachs’ interest. Currently, Longitude conducts branded auctions in two distinct product categories—options on economic data in partnership with the Chicago Mercantile Exchange, or CME, and options on certain energy market statistics in partnership with ICAP Energy and the New York Mercantile Exchange, or NYMEX. Auction products presently include:

•	daily natural gas settlement (NATD);

•	weekly natural gas storage statistics (EIAG);

•	initial jobless claims (IJC);

•	retail sales (RSX);

•	consumer price index (CPIC); and

•	non-farm payroll (NFP).

On April 19, 2006, we announced that we were entering the equities market through the launch of ISE Stock Exchange. We partnered with key strategic investors who are leading broker-dealers and members of the exchange, including Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc., Citadel Derivatives Group LLC, Deutsche Bank Securities Inc., a subsidiary of E*TRADE Financial Corporation, Interactive Brokers Group LLC, J.P. Morgan Securities Inc., Knight Capital Group, Inc., Nomura Securities International, Inc., Sun Trading LLC, and Van der Moolen. ISE Stock Exchange, which operates as a facility of ISE and which is managed by ISE, introduced its first product, MidPoint Match, or MPM, on September 8, 2006. MPM is a continuous, instantaneous, fully automated, and anonymous matching platform for trading stock. MPM’s matching platform executes orders at the midpoint price of the NBBO throughout the trading day. MPM was followed by an integrated displayed market offering which successfully launched on December 8, 2006. With the launch of the fully-displayed market, the ISE Stock Exchange now offers a fully-electronic dual structure that provides integrated access to both displayed and non-displayed liquidity pools. ISE Stock Exchange is a completely automated market place that offers high-speed order execution capabilities, a competitive pricing structure, and neutral access rules.

Information-Market Data

Our operations generate significant volumes of raw market data. As do all of our competitors, we currently distribute this market data in return for a trade-based fee to OPRA which consolidates it with data it receives from other options exchanges and redistributes it to vendors and customers. See Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” We believe that we can leverage our market data that we generate more profitably by analyzing, packaging and marketing it to market makers, broker-dealers, investors and institutions in new and different ways. For example, in 2002, we devised ISEE, an index based on purchases of long calls and long puts that is designed to show how investors view stock prices. By collating the buying decisions of options investors, ISEE may enable investors to gain a better understanding of marketplace trends, which can help refine investment decisions.

In September 2005, we launched the first in our suite of new market data products, our Historical Options Tick Data offering, or ISE HOT Data. The ISE HOT Data offering includes the full daily tick file of all trades and quotes for equity and index options that are reported to OPRA. These comprehensive, historical data files will help improve trading efficiency by enabling sophisticated investment professionals to conduct in-depth trade analyses, back-testing of trading models, and will serve as a data source for compliance requests and time and sales queries.

On October 18, 2006, we launched ISEE Select, our customized sentiment data offering. ISEE Select is an enhancement of ISEE. Through an intuitive browser application, ISEE Select enables subscribers to identify investor sentiment for individual securities or select industry sectors based on a unique calculation methodology that uses proprietary ISE opening customer trade data. ISEE Select is available on a subscription basis through our website, as well as through a broker marketing alliance program.

ISE HOT Data and ISEE Select are important components of our ongoing initiative to expand our market data offerings. One additional product, Depth of Market Data, is slated to launch in the first half of 2007. Depth of Market Data will be available on a subscription basis, to provide transparency for investors beyond the best bid and offer by offering a consolidated view of tradable prices and liquidity. We believe with a full-penny quoting environment that this offering will be an even more valuable tool for market participants.

Challenging the Status Quo

As part of our effort to offer more options to investors and increase competition, we have sought to end the practice of exclusive listing of options on certain exchange traded funds, or ETFs, and indexes, a practice which was premised on the claim by index providers that exclusive licenses for use of the underlying indexes and ETF indexes in options creation and trading had been granted to certain options exchanges listing options on these ETFs and indexes.

•

We have aggressively sought to end the license exclusivity that certain exchanges currently enjoy with respect to certain indexes by demonstrating the benefits of multiple listing to index licensors. In 2004, we successfully brought an end to exclusivity in Nasdaq-100 Index, all Russell indexes (including Russell 1000 and 2000), and S&P MidCap 400. We currently list options on S&P MidCap 400, the Nasdaq-100, Mini Nasdaq-100, Russell 1000 Index, Russell 2000 Index, Mini-Russell 2000 Index, FTSE 100 and FTSE 250.

•

In 2005, we announced our intention to trade options on SPDRs and DIAMONDS ETFs without a license. The McGraw-Hill Companies, or McGraw-Hill, the parent company of S&P, and Dow Jones & Company, Inc., or Dow Jones, brought suit against us alleging that our unlicensed trading infringed their intellectual property rights. The U.S. District Court in the Southern District of New York, or District Court, ruled that our unlicensed trading did not infringe the plaintiffs’ intellectual property rights and dismissed the complaints. The Court of Appeals unanimously affirmed the District Court, finding that our creating, listing, trading, and clearing of options on the shares of ETFs that track the performance of stock market indexes does not constitute misappropriation of the stock market index owners’ intellectual property or unfair competition, and that our use of the SPDR and DIAMONDS trademarks in listing those options does not constitute trademark infringement or dilution. The Court of Appeals found that the allegations of Dow Jones and S&P were “legally insufficient.” S&P and Dow Jones did not petition the U.S. Supreme Court to hear an appeal of the Court of Appeals’ decision and have therefore exhausted all channels for an appeal. As a result of this litigation, we now list options on DIAMONDS (which previously had been exclusively listed at the CBOE), and all six U.S. options exchanges list options on SPDRs (which previously had not been listed on any exchange), which represent a meaningful amount of new options volume. We have also listed options on other ETFs without a license where we believe there is sufficient member and investor interest to warrant adding them to our product offerings.

•

On November 2, 2006, we filed a complaint in the District Court seeking to end the exclusive listing of certain index options (the “ISE NY Action”). We asked the District Court to issue a declaratory judgment ordering that we do not need a license to list index options on the Dow Jones industrial Average, or DJIA and S&P 500 Index. Currently, these two actively-traded index options trade exclusively on CBOE pursuant to licensing agreements between CBOE, Dow Jones, the provider of the DJIA, and McGraw-Hill, the provider of the S&P 500 Index. On November 15, 2006, Dow Jones, McGraw-Hill, and CBOE filed a complaint against us and OCC in the Circuit Court of Cook County, Illinois, asking the Circuit Court to issue a declaratory judgment, among other things, that we may not list index options on the DJIA and S&P 500 Index without a license from Dow Jones and McGraw-Hill (the “Defendants’ Action”). On December 22, 2006, Dow Jones and McGraw-Hill filed a motion to dismiss or stay the ISE NY Action pending a decision in the Defendants’ Action. We intend to file papers in the ISE NY Action opposing the defendants’ motion to dismiss or stay, and asking the court to stay all proceedings in the Defendants’ Action while the ISE NY Action proceeds.

Selectively Pursuing Strategic Alliances and Acquisitions

We intend to selectively pursue acquisitions or enter into strategic alliances that will enable us to strengthen our current business, diversify our revenue stream, enter new markets and advance our technology. We may also pursue partnerships and commercial agreements to take advantage of potential changes in our industry. We view the use of strategic alliances and partnerships as a potentially cost-effective means for accessing overseas markets. Rather than launching stand-alone operations in those markets, we believe that working with well-established local exchanges and market places will allow us to develop new revenue channels while avoiding the risks and significant investments in overhead and staff that a stand-alone operation may involve. We are actively exploring the possibility of creating order flow links with exchanges outside the U.S. and other strategies for broadening our product offerings.

Industry Landscape

Issues Confronting the Securities Options Industry

Quoting in Penny Increments

On January 26, 2007, all of the options exchanges initiated a pilot to quote certain options in pennies at the request of the SEC. The pilot includes 10 stocks and three ETFs covering a full range of trading characteristics.

The pilot is being conducted with quoting increments of one-cent for options trading up to $3.00 and in five-cent increments for options trading above $3.00 for 12 of the pilot options. All options on one ETF, the QQQQ, are being quoted in one-cent increments.

Quoting in penny increments might benefit investors with small orders because they might receive more favorable prices, however, penny quoting may also lead to decreased liquidity for large size orders and decreased market makers’ profitability. Decreased market makers’ profitability could lead to pricing pressures on exchanges and decreases in market makers’ payment-for-order-flow programs. For example, on January 11, 2007, NYSE Arca announced new options pricing in conjunction with the penny pilot program similar to that in the equities markets. Under this new pricing, NYSE Arca will rebate market makers and other market participants for posting liquidity and charge for taking liquidity. Historically, options exchanges have not had maker-taker pricing. In addition, NYSE Arca has ended fees for payment-for-order-flow for penny pilot stocks. Under this pricing plan, market makers may benefit from the new plan as they will get rebates for posting liquidity and they will not have to make payments-for-order-flow. However, because there are no payments-for-order-flow and customer orders will be charged for taking liquidity and rebated for posting liquidity under this plan, the net economic swing may be negative for customer order flow providers relative to NYSE Arca’s old pricing plan. NYSE Arca’s new pricing plan for options traded in the penny pilot program is being viewed by some as an indicator of the potential pricing changes to come in the options markets. Additionally, on January 22, 2007, BOX announced pricing changes which reduced its standard trading fees for options on the securities included in the penny pilot program to 15-cents from 20-cents per contract. On January 26, 2007, we lowered our payment-for-order-flow fees for the securities included in the penny pilot from 65-cents to 25-cents per contract. On February 22, 2007, PHLX announced pricing changes which reduced its payment-for-order-flow fees for options on the securities included in the penny pilot program to 25-cents from 70-cents per contract. See also “—Payment-for-Order-Flow” and “—Competition—Price Competition” within this Item.

Capacity

The options industry has witnessed a massive increase in electronic message traffic over the past six years due to a number of factors including:

•	Automated quote updating by market makers;

•	Adoption of electronic trading by the floor-based exchanges and the addition of another fully-electronic options exchange;

•	Exchanges allowing several market makers to stream quotes versus the previous environment where only one market maker was able to electronically stream quotes to an exchange; and

•	Introduction of new options instruments and industry volume growth.

The increase in message traffic reflects the continued healthy growth in the options industry as reflected by improved market quality and increased competition by exchanges, market makers and order-flow providers. However, costs to transmit, process and store the new higher levels of message traffic have also significantly increased for market participants, exchanges and market data vendors. It is highly probable that this trend will be exacerbated by the implementation of the penny pilot program.

We have taken steps to recover some of our capacity costs through the introduction of new fees based on the number of quotes or orders submitted by our members. However, these fees may not sufficiently recover our costs.

Additionally, there is a high probability that penny quoting would lead to increased costs across the industry to upgrade broker-dealer, exchange and market data provider systems to handle increased quote traffic. If the SEC were to decide to extend the pilot program to a significantly greater number of symbols, we will incur additional costs to upgrade our systems and data center requirements.

As part of the penny pilot program, the SEC asked each of the options exchanges to identify one or more strategies to mitigate quotations. We specified in our rule filing with the SEC that we would employ certain quote mitigation strategies, all of which we had been successfully utilizing previously. Accordingly, we do not believe that quote mitigation will have any negative effect on our market. Some of the other exchanges have adopted strategies that are similar to ours. Based on our experience during the first four weeks of the pilot program, our trading system currently has sufficient capacity to process quotes in penny increments as required by the pilot program.

Based on our limited experience during the first several weeks of the pilot program we have observed an increase in quote traffic, a narrowing of spreads, a reduction in quoted size, an increase in volume, and a decrease in payment for order-flow.

Payment-for-Order-Flow

Exchanges generate much of their revenue from order flow and thus aim to attract that order flow. However, as self-regulatory organizations, or SROs, they are simultaneously obligated to enforce their rules with respect to exchange members who may violate the duty of best execution by failing to obtain the best available price for their customers’ orders. While the SEC has expressed concerns regarding the potential negative impact of payment-for-order-flow on execution quality, it has approved our payment-for-order-flow program and not objected to the programs administered by several other options exchanges.

Payment-for-order-flow is a significant component of many order flow providers’ business models. Most receive approximately the same level of payment from all exchanges to which they send their orders, similar to their arrangements with upstairs market making firms on the equity side. As spreads narrow, less payment-for-order-flow will be available to these participants, in much the same way that these levels decreased after equities began trading in one cent increments. This will potentially negatively impact the margins of some discount brokerage firms that rely on this part of their revenue, forcing them to pass these costs onto their customers or absorb them. See also “—Competition—Attracting Order-Flow” within this Item.

Dividend Trade Activity

The industry has experienced increased activity in crossing transactions commonly referred to as “dividend trades.” Dividend trades are options transactions in which very large quantities of “in-the-money” calls are purchased and exercised simultaneously in order to establish ownership in the stock just prior to the ex-dividend date. The exchanges that facilitate these transactions have instituted fee caps which encourage market makers to enter extremely large size orders and engage in this activity. We believe that these transactions serve to distort volume and market share statistics for the industry as well as disadvantage certain customers and therefore, do not encourage or engage in this activity.

Participation of Institutional Investors

Another development in the options trading industry is the evolving role of institutions. In the past, the expense and illiquidity of the options markets discouraged institutional participation. However, with increases in liquidity, institutional interest and participation in the market has increased. Only a few years ago, quotes were made without specifying the size of the quote to the entire market, and market makers routinely offered different quotes to customers, market makers and broker-dealers. Due in part to our requirement that every quote also specify the size of the quote and that quotes be “firm” for the same size for all participants and to the adoption of an SEC rule requiring options quotes to be firm (although allowing market makers to offer lesser size to broker-dealers than they offer to customers), the market has become more liquid and transparent, offering deeper, more reliable and straightforward price quotations. With increased liquidity and transparency, achieved by reporting bid and offer prices, along with the consolidated number of contracts available at those prices to the entire market, contract trading volume of equity and index options has increased substantially in the past five years, growing from an industry ADV of approximately 3.1 million contracts in 2001 to approximately 8.0 million contracts in 2006. See Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cross-Portfolio Margining

The SEC has approved new rules, scheduled to go into effect in April 2007, which will alter how brokerage firms determine margin requirements on their customers who use options as risk control tools. The new portfolio margining rules will have the effect of aligning the amount of margin money required to be held in a customer’s account to the risk of the portfolio as a whole. Portfolio margining is expected to significantly reduce margin requirements by examining the combined risk of a portfolio of financial instruments instead of margining each instrument separately. We believe portfolio margining will make trading more efficient by freeing up margin capital for other purposes. This may result in an increase in options trading as investors realize the additional value options have in reducing their overall portfolio risk and increasing their leverage by unlocking capital in their trading accounts.

Developments in the Equities Industry

Regulation NMS

In April 2005, the SEC adopted Regulation NMS, or Reg NMS, which addressed order protection, intermarket access, sub-penny pricing and market data revenue in the equities marketplace. Reg NMS, which will largely be phased-in industry-wide beginning in March 2007, may have a profound effect on equities market participants, including exchanges, alternative trading systems and broker-dealers.

A shift to electronic trading has been a key trend in the U.S. equity markets. The impending implementation of Reg NMS has accelerated use of electronic markets, as evidenced by the decline in floor-based trading and the introduction of new electronic trading systems at virtually all U.S. exchanges. Use of electronic trading has been accompanied by an ever-growing demand for faster executions, with turnaround times now measured in milliseconds or microseconds.

The effects of exchange transformations, rebate fee structures, and competing markets have collectively created a highly competitive market place. Market centers are competing feverishly for market share, resulting in pricing structures with lower per-share margins than previously existed. In addition to transaction revenues, all exchanges receive revenue from market data providers. As a result of Reg NMS, market data revenue sharing calculations will be based on quotes as well as trades, starting April 2007.

Because of new opportunities created by Reg NMS, particularly for regional exchanges and new entrants like us, many exchanges sought to engage strategic investors or partners from within the brokerage community. Funding from investors enabled exchanges to build new systems and to cultivate a core user base. While some concern has been expressed about the risks associated with fragmentation caused by reinvigorated exchanges and new entrants, Reg NMS’s interconnectivity and automated market requirements largely eliminate the traditional risks inherent in fragmented markets.

While we cannot predict exactly how current market participants may change the way in which they conduct business, we believe that we are well positioned to compete in the new environment. In particular, the order protection and intermarket access rules of Reg NMS are designed to assure that orders receive the best displayed prices available across market centers no matter where they are initially sent for execution. We believe these new rules may allow smaller or new marketplaces, such as ISE Stock Exchange, to attract order flow. However, Reg NMS is very complex and will require continuing refinement as the industry interprets and implements its requirements. Based upon our experience with implementing the options intermarket linkage and corresponding rules, it may take several years for the industry to adapt to the new structure.

Dark Pools

Another significant and more recent trend is the proliferation of “dark pools” which match non-displayed orders with each other. While overall market share remains low, dark pool activity has accelerated markedly in recent years. Dark pools originated as crossing networks, networks where not-fully disclosed orders were matched with each other, and recent demand attracted broker-dealer entrants offering crossing systems generally focused on buy side clients, or money managers, and larger-sized trades. In addition to crossing networks, several major brokers have recently developed proprietary dark pools to facilitate internalization, when brokers fill orders from their firm’s own inventory. While the growth of dark pools creates new business opportunities, it increases the risk that order flow will be siphoned away from traditional exchange markets or fragmented.

Competition

Our business is intensely competitive and we expect competition to continue to intensify. We compete on the basis of several factors, including:

•	liquidity, both the size and spread of buy orders and sell orders;

•	transaction execution costs;

•	transparency;

•	speed of execution;

•	quality of technology, including ease of use, connectivity, scalability, security and recovery capability; and

•	customer service.

Options Market Competition

We compete with a number of exchanges in the options business and may compete with other exchanges or other trading venues in the future. CBOE, AMEX, NYSE Arca, PHLX, and BOX are our direct options competitors. As a result of our success in introducing electronic trading to the options industry, all current competitors, with the exception of BOX which is fully-electronic, offer a hybrid trading environment that combines electronic trading and a physical trading floor. Operating an exchange that accommodates floor-based executions may give a limited advantage over our fully-electronic exchange in the execution of certain large orders. Since traders can meet on the floor and talk to each other, they may be better able to negotiate and customize larger trades (e.g., large institutional crosses and dividend trades) in person than through a fully-electronic exchange like ours. As all of the exchanges operate some form of an electronic trading system, certain qualities of our market have become more common at other options exchanges. For example, the bid/ask spreads of other exchanges are now similar to the narrow bid/ask spreads of our exchange. As other options exchanges improve their market quality to reflect ours, commoditization of electronic trading in the options industry may lead to an increase in price competition.

Attracting Order-Flow

Our greatest competitive challenges lie in drawing broker-dealers to route options orders to our exchange instead of our competitors’ markets. The exchanges generally are not unique in the equity options they offer, as all actively traded options on single stocks are cross-listed on multiple exchanges. As the opportunities for electronic trading have increased across all options exchanges, our market makers have broadened their market making “footprint” by spreading their electronic trading activity across multiple exchanges. This trend may reduce any competitive advantages we have as a result of our electronic trading capability in drawing order-flow providers to our exchange. A number of our competitors are also seeking to implement proprietary terminals that would compete with our PrecISE Trade front-end terminal on institutional trading desks.

One competitive tool to attract order flow from broker-dealers is payment-for-order-flow. We administer a payment-for-order-flow program, as do most of our competitors. In January 2007, we along with some of our competitors reduced the fees we charge for payment-for-order-flow for issues trading in the Penny Pilot which may reduce the amount available for market makers to pay to attract order flow. See also “—Issues Confronting the Securities Industry —Payment-for-Order-Flow.”

We and other exchanges have also introduced a functionality referred to as preferencing, which permits order-entry firms (the equivalent of our EAMs) to direct their order flow to certain market makers that receive an enhanced allocation. In many instances, preferencing is associated with payment-for-order-flow arrangements. While preferencing may attract order flow to the ISE, it may also reduce the value attributable to our PMM memberships. PMMs are guaranteed to receive a minimum percentage of incoming orders that are allocated among other market maker quotes and non-customer orders at the same price as the PMM. The PMM is also given preference over other market makers and non-customers orders for execution of small orders but only when the PMM is quoting at the best price. These guarantees are overridden if the order is preferenced to another market maker.

Price Competition

Price competition will likely intensify, both in terms of fees for use of the exchange and the pricing practices to attract order flow. The pricing model for trade execution for equity options is currently undergoing change in response to competitive market conditions. For example, in January 2007, NYSE Arca changed their fee structure for issues trading in the penny pilot from charging for generally every transaction to offering rebates to liquidity providers and charges to liquidity takers. While this pricing structure is common in the equities trading arena, it has never been used in the options industry. We have reduced our payment-for-order-flow fees and certain other exchanges have also changed their fees for issues in the penny pilot. At this time, we do not know what affect, if any, NYSE Arca’s new fee structure will have upon the industry. If market makers profitability is reduced as a result of the penny pilot, they may pressure the options exchanges to reduce their fees which may lead to significant price competition among the exchanges. See “—Issues Confronting the Securities Industry—Quoting in Penny Increments” within this Item.

While our transaction fees are among the lowest in the industry, other competitors may lower their transaction fees, reducing our competitive advantage or pressuring us to reduce our fees significantly to remain competitive. We continually examine our fee structure and implement strategic enhancements to our trading system in light of competitive changes in the marketplace. We believe market participants evaluate many factors in determining where to trade, including an exchange’s liquidity, reliability and robustness of its trading system, market quality, such as size and bid/ask spread, and customer service. We believe our overall market offering allows us to remain extremely competitive.

Exclusively Licensed Indexes

We face certain obstacles in the index options business. The most popular index options are exclusively traded on CBOE under exclusive or contracts signed with firms whose names back these indexes. These index options currently comprise approximately 73% of the total index options volume. We have begun trading certain non-exclusive index options and our own line of index options products. We have filed a rule-making petition with the SEC requesting the regulatory agency to use its authority to eliminate the exclusive listing of index options. We are also seeking to bring an end to the exclusive listings of index options on certain indexes through the judicial system. To this end, on November 2, 2006, we initiated the ISE NY Action to end the exclusive listing of certain index options. We asked the District Court to issue a declaratory judgment that we do not need a license to list index options on the DJIA and S&P 500 Index. We do not believe we will earn significant revenues from index trading until the exclusive licenses end or available indexes gain in volume. See “—Our Growth Strategy—Challenging the Status Quo” within this Item.

Changing Competitive Landscape

There continues to be merger and acquisition activity in the exchange marketplace. Industry observers note the increased pace may be due to competitive pressures on exchanges to expand their operating leverage and offer complementary products as more exchanges announce their intent to demutualize and seek an initial public offering. Consolidations and alliances among our current competitors or exchanges becoming part of larger, well-capitalized organizations, may create substantial or increased competition to us. For example, over the past two years the following were announced:

•

In September 2005, Archipelago acquired PCX, a competitor to us. In March 2006, Archipelago merged with NYSE. As a result of that transaction, NYSE became a direct competitor to us. Subsequently, in December 2006, the stockholders of NYSE and Euronext approved a merger of the two exchanges and on February 14, 2007, the SEC approved the merger. Also, in January 2007, NYSE announced it had acquired 5% of the National Stock Exchange of India and announced an alliance with the Tokyo Stock Exchange. Consolidation of our competitors into larger, well-capitalized organizations may create substantial or increased competition to us through costs reductions or other efficiencies.

•

In July 2006, PHLX completed a transaction in which Citadel Derivatives Group LLC, Merrill Lynch, Citigroup, Credit Suisse, Morgan Stanley, and UBS collectively acquired 89% of PHLX’s outstanding shares. In addition, in January 2007, AMEX announced that it had hired Morgan Stanley to advise it on plans to become a for-profit company in preparation for a potential stock offering or merger with another exchange. On February 9, 2007, CBOE announced that it filed a registration statement with the SEC as part of its demutualization process. The demutualization process would result in the conversion of memberships into shares of common stock and provide the ability to pursue an initial public offering. Our competitors’ ability to raise capital through equity issuances may pose increased competition to us as they may be able to offer better prices, upgrade their infrastructure, or make other competitive changes to their offering to market participants.

•

On September 7, 2006, Nasdaq announced plans to introduce an equity and index options market in the third quarter of 2007 offering price/time priority. Nasdaq entered the options market in April 2006 with its announcement that it would provide connectivity and order routing to options exchanges. Subsequently, in January 2007, Nasdaq filed proposed rules for its options market with the SEC. Due to the derivatives industry’s rapid and continuing volume growth, new entrants to our marketplace may pose additional competition to us.

•

On October 17, 2006, the CME and CBOT announced they had signed a definitive agreement to merge to create an extensive and diverse global derivatives exchange. In January 2007, the IntercontinentalExchange, an electronic energy marketplace, merged with the New York Board of Trade, a leading soft commodity exchange. In November 2006, NYMEX, completed its initial public offering, raising approximately $300 million. While these exchanges do not directly compete with us, they may expand their offerings as a result of obtaining leverage and efficiencies from their mergers or capital raising to expand into our marketplace.

Equities Market Competition

We face substantial competition in our new equities business. Our direct competitors for trading listed equity securities include NYSE Arca, Nasdaq, AMEX and regional exchanges. We also compete with electronic communications networks, or ECNs, and alternative trading systems such as POSIT, Pipeline Trading, BATS, and Liquidnet. These competitors are not registered securities exchanges, which allows them to operate with less regulatory oversight than we do, providing them with greater flexibility to respond to changes in the markets or economic environment. In addition, some of our competitors in the equities market have recapitalized their equity platforms with the addition of investors or the introduction of new initiatives. Some recent developments include:

•

In July 2006, CBOE announced that it was partnering with IB, LaBranche & Co Inc., Susquehanna International Group, LLP, and VDM Specialists, LLC to launch the CBOE Stock Exchange, LLC, a new equity securities trading marketplace offering a hybrid market model that will combine elements of both screen and floor-based trading. This new exchange is expected to launch in early 2007.

•

In July 2006, Chicago Stock Exchange announced the closing of a transaction involving an investment by Bank of America Corporation, Bear Stearns, E*TRADE Financial Corporation and Goldman, Sachs & Co. totaling $20 million in the aggregate in exchange for minority equity stakes in CHX Holdings.

•

In September 2006, NSX announced that each of Bear Stearns, Bloomberg Tradebook, Citigroup, Credit Suisse, Knight Capital Group and Merrill Lynch, purchased a minority interest in NSX Holdings, Inc., which amounts in aggregate to just over 50% of the voting stock of its parent company, NSX Holdings.

•

In September 2006, Lehman Brothers, Credit Suisse, Morgan Stanley and Lime Brokerage each acquired a minority stake in Missouri-based ECN operator Bats Trading, Inc. The BATS platform, designed to handle high-speed, high-volume and anonymous algorithmic trading for broker-dealers, launched in January 2006.

•

In November 2006, BSE, along with Citigroup, Credit Suisse, Fidelity Brokerage, Lehman Brothers and Merrill Lynch, launched Boston Equities Exchange, a new electronic equities market. In addition, on February 27, 2007, BSE announced plans to restructure as part of a demutualization process to convert BSE to a for-profit-entity.

•	On January 19, 2007, Nasdaq announced that it will be rolling out an execution strategy that allows traders to post hidden orders that auto-execute at the midpoint of the NBBO.

Technology

We operate a fully-electronic exchange for multiple asset classes, including options, equities and alternative derivatives. We maintain three distinct trading systems which share elements of a common technology infrastructure. At the core of each of our trading systems is a matching engine, each with distinct characteristics unique to the market structure of options, equity and alternative derivatives trading.

Technology is fundamental to our overall business. We are committed to the ongoing development, maintenance and use of technology and to providing our exchange members with technological solutions. Our technological initiatives are focused on continuing to leverage a mix of internally developed and externally obtained technology to support product diversification as well as open and low-cost access to our trading systems. In addition, our recovery capability, technology management and technology partnerships help to protect and maintain our technology environment.

Our trading systems share the following technology infrastructure:

•	Connectivity

Currently, we offer several ways for our exchange members to connect to our exchange: (1) PrecISE Trade is a Windows-based application for entering orders and viewing market information, which is used by broker-dealers for order entry and management; (2) an open API that enables our exchange members to develop their own proprietary trading applications or to purchase trading applications from third-party providers and connect those applications directly to our central exchange system to send orders and quotes and to receive trade information directly from us; and (3) an order routing interface that enables our exchange members to connect their order routing engines directly to our exchange.

Exchange members may order their own dedicated circuits to us, using their telecommunications carrier of choice. In addition, we maintain arrangements with specialized service providers that have high capacity circuits into us, offer bandwidth to firms seeking connectivity to us and also offer data services on a global scale. Exchange members may also use their existing broadband Internet service to connect to us using a virtual private network, which enables our EAMs to establish a secure connection for routing orders over the internet using encryption software. Finally, exchange members can connect via order routing service bureaus using their own connections directly to us.

•	Order Routing System

Our order routing system allows our exchange members, as well as order routing service bureaus, to connect, submit orders and receive execution reports from our central exchange system in their preferred message formats and communications protocols. We offer a FIX-compliant order routing interface. FIX, or Financial Information Exchange protocol, is an open message standard that supports the real-time electronic exchange of securities transactions. In addition, exchange members with unique order routing systems, may utilize a protocol conversion facility provided by us.

•	Surveillance System

The surveillance system, developed by our internal development team, is an automated system that monitors marketplace activity and alerts our surveillance staff to unusual trading activity and potential violations of ISE and SEC trading rules, based on pre-defined criteria. The system has a “drill down” capability that allows our surveillance staff to view transactional level information for research and analysis purposes. Because the operation is fully automated, data can be collected quickly. Massive amounts of data is processed daily and deposited in our market data repository.

•	Recovery Capability

All components of our technology infrastructure are redundant across two sites; one located in downtown Manhattan and the other located in Jersey City, New Jersey. We have uninterruptible power supply and generator backup in both locations. Our aim in developing the recovery system is to recover quickly from any failure and to continue to operate with minimal interruption. We did not experience any market outages during 2006. While we cannot be certain that we will not experience market outages or periods of insufficient systems capacity in the future, we conduct ongoing quality assurance testing of application functionality as well as capacity testing and end-to-end testing of network and operational procedures. Our disaster recovery capabilities are tested at least twice a year and we evaluate our data centers and our backup and recovery needs on an ongoing basis.

•	Technology Management

While we have purchased or licensed certain software components related to the operation of our exchange, the 139 employees in our technology group develop, operate, maintain and enhance our technology, including licensed and purchased technology as well as the elements of our technology that we have built ourselves. For example, the enhanced functionality that supports surveillance, combination order execution, including “Buy-Writes,” our equity trading system, including MPM and our displayed market, and several market operations and system management tools were developed and implemented by our internal software development team.

For both our own technology and the technology that we have obtained from others, we are responsible for computer and network operations, capacity planning, technology architecture design, security administration, network planning and design, project management, change management and technical support, quality assurance, systems administration, product development and a number of other functions relating to our technology and its infrastructure. We obtain product support for certain components from third parties, both software and hardware suppliers, which complement our internal support teams.

Options Trading System

Our options trading system, or OTS, is the heart of our options marketplace: processing quotes from market makers, receiving orders from EAMs, tracking activity in the underlying markets, executing trades in the matching engine and broadcasting trade details to participating exchange members. Utilizing our telecommunications network with multiple links over diverse routes, our OTS also performs numerous other functions, including receiving market data feeds, reporting real-time trades and quotes to OPRA for dissemination to market data vendors, and transmitting a record of all trading activity to OCC for clearing and settlement purposes. Our OTS consists of multiple Hewlett-Packard, or H-P, servers and uses clustered databases, providing reliability, configuration flexibility and scalability to handle high volumes of transactions.

Allocation Algorithm

We have embedded an allocation algorithm in our trading system that has been specially designed for the electronic trading of options. Our algorithm manages trading in each individual options series so that all customer orders are executed before any orders submitted by market makers or broker-dealers trading for their own accounts. Following execution of all customer orders, market makers and broker-dealers are prioritized based on size, rather than time, and are allocated a portion of the trade proportionally to the size of their quote or order. Our bifurcated treatment of customer and broker-dealer orders enables us to attract significant volumes of customer order flow while also incentivizing market makers to quote significant size. The result has been depth and liquidity that have been unprecedented for an options exchange. Other exchanges, however, are also adopting methodologies like ours.

OMX

All of our exchange members have their options orders matched using exchange trading technology developed by us for our exchange in collaboration with OMX (US) Inc. and its affiliates, collectively OMX. OMX specializes in developing electronic exchanges and has delivered electronic trading systems to a number of international exchanges and clearing houses. Our options trading system is an enhanced version of one of OMX’s standard applications, modified to include functionality we designed to accommodate the complexities of options trading strategies and U.S. securities regulations. We currently have two main contracts with OMX—a Delivery and License Agreement, where OMX granted us a license to use its exchange software and trading application for equities products based on cash and derivatives, as well as for derivatives on fixed income, currency and commodities; and a Support Agreement, where OMX provides us with customer service, support and enhancements to the software.

Innovations in the fields of technology distinguish our model and our strategic vision involves continued and aggressive investment in our electronic platform. To this end, on September 28, 2006, we entered into a new binding agreement with OMX. This agreement provides for a period of exclusive dealings with OMX and the general terms and conditions which will be contained in definitive agreements pursuant to which OMX will develop, deliver, and license certain exchange application software and related technology to us and provide customary on-going maintenance and support services. This new software license is intended to replace our current OMX license. The new license will allow us to use OMX’s technology and software in the U.S. for derivatives on cash equities, fixed income, currency and commodities, as well as cash equities. We will pay a total license and development fee in the range of $5.2 million to $11.8 million, based on the scope and complexity of the development effort.

The term of the new license is 99 years. We may terminate this arrangement if prior to acceptance of the software:

•	there is any fundamental change to the OMX’s software or technology;

•	OMX determines to cease the commercial development or ceases to make material progress towards the commercial development of the software and technology; or

•	OMX commits a material breach of any provision of this arrangement and fails to resolve such breach within a reasonable time after receiving notice.

If we terminate the agreement, then we will be obligated to pay OMX all amounts accrued. In addition, we have the right to opt out of the arrangement if we undergo a merger or acquisition on or before a specified date or if OMX undergoes a change of control. If we opt out under those circumstances, then OMX will retain fees accrued to them and we will pay a pre-determined opt out penalty fee.

Equity Trading System

ISE Stock Exchange is a completely electronic marketplace, with state-of-the-art, patent-pending technology to ensure a very low-latency trading environment. Our equity trading system, or ETS, consists of multiple H-P servers and utilizes advanced clustering technologies to ensure high availability. The system is highly scalable to handle high transaction and market data volumes. The ETS has high-speed interfaces to the Depository Trust and Clearing Corp., or DTCC, for the clearing and to the Securities Information Processors to report quotes and trades.

ISE Stock Exchange offers two primary capabilities on one platform:

•	MPM is an exchange-based, non-displayed market. Members can use MPM to trade equities instantaneously at the midpoint price of the NBBO.

•	“Displayed Market” is a fully-electronic displayed market of the Best Bid and Offer trading the common stocks and ETFs listed on the NYSE, NASDAQ, and AMEX.

ISE Stock Exchange is currently the only dual structure platform that integrates a non-displayed market, commonly referred to as a dark pool, with a fully displayed stock market. While the ISE Stock Exchange offers a multitude of order types, members can take advantage of the interaction between the two liquidity pools, providing further opportunities to maximize execution quality.

The displayed market is compliant with Reg NMS, which we expect to be implemented in March of 2007.

Alternative Markets

Our alternative markets business currently consists of an events market trading platform known as Longitude. Longitude owns the patented Parimutuel Derivative Call Auction, or PDCA technology that powers the OTC auctions in economic and energy derivatives. PDCA technology operates through Longtrade, a web-based order entry interface that allows customers to enter orders in the auctions that in turn access the algorithms running on the Longitude Trading Platform, or LTP. While the auction is open, LTP calculates the pricing and order fills that maximize cleared volume on an indicative basis. As new orders are accepted, these prices and fills are updated and reflected to customers. Once the auction has closed, final pricing and order fills are provided and the resulting trades are settled through normal back office processing. After the underlying outcome is known, the financial intermediary pays out those options that have expired in the money.

Regulation

Federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws. The second tier consists of SROs that have regulatory responsibility over their broker-dealer members. SROs are non-governmental entities that must register with, and are regulated by, the SEC. ISE is an SRO registered under Section 6 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as a “national securities exchange.”

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

To be registered as a national securities exchange, exchanges must successfully undergo a rigorous application and review process with the SEC before beginning operations. Among other things, the SEC must determine that the exchange is organized, has the capacity to carry out the purposes of the Exchange Act, can comply with, and, as an SRO, enforce compliance by its members and persons associated with its members, with the provisions of the Exchange Act, it rules and regulations and the rules of the exchange. Although we were founded in September 1997 for the purpose of developing the first all-electronic options exchange in the U.S., we did not obtain SEC approval to begin operations until February 2000. Prior to our approval for registration, the SEC had not approved the registration of a national securities exchange since 1973.

As a registered national securities exchange, virtually all facets of our operation and corporate structure are subject to the SEC’s oversight, as prescribed by the Exchange Act. The Exchange Act and its rules impose on us many regulatory and operational responsibilities, including the day-to-day responsibilities for market and broker-dealer oversight. We are also subject to periodic and special examinations by the SEC. Furthermore, we are potentially subject to regulatory or legal action by the SEC or other interested parties at any time in connection with alleged regulatory violations. The SEC also has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our designation as a registered securities exchange or the registration of any of our officers or employees who violate applicable laws or regulations.

We have been subject to a number of routine reviews and inspections by the SEC. To the extent such actions or reviews and inspections result in regulatory or other changes, we may be required to modify the manner in which we conduct our business, which may adversely affect our business. Actions by the SEC can also result in us incurring additional costs for regulatory resources and technology. To date, none of the findings from such reviews and inspections have had a material impact on our business or operation.

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

Surveillance and Enforcement

As an SRO, we engage in extensive regulation and monitoring of our members as well as trading activities in order to ensure market integrity. We believe our exchange is exceptionally well-regulated, which is vital to attracting and retaining market participants.

We expend considerable time, financial resources and effort to ensure that our internal rules and regulations conform to regulatory “best practices” within the securities exchange industry and within the regulatory regime overseen by the SEC. In order to support our efforts and those of our market participants to comply with applicable law and our own exchange rules, we have developed our own automated market surveillance system to monitor market activity on our exchange. We have 11 dedicated full-time professionals that operate the surveillance system and are responsible for conducting all aspects of the daily surveillance of trading and market activities, including among other things, monitoring trading on the exchange, reviewing trading alerts and reports, and conducting investigations into potential violations of our rules and federal securities laws.

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

We are also a participant in the Intermarket Surveillance Group, or ISG. The ISG is an information-sharing cooperative governed by a written agreement. The ISG is not subject to regulatory oversight, nor does it file rule changes with the SEC or seek SEC approval when it considers requests from securities or futures exchanges to become a member. The purpose of the ISG is to provide a framework for the sharing of information and the coordination of regulatory efforts among exchanges trading securities and related products to address potential intermarket manipulations and trading abuses. The ISG participants have previously agreed to allocate responsibility for conducting certain overlapping investigations to a single exchange and are likely to continue to do so in the future. To the extent that allocation of responsibility for conducting investigations, or allocation of costs related to conducting certain investigations, is based upon market share, it may be necessary for us to add additional surveillance staff and our regulatory expenses may otherwise increase if we continue to maintain and gain market share in existing and additional products.

Regulatory Agreements

Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, approved by the SEC with respect to enforcement of common rules relating to common members. We have entered into two such agreements. First, we are a party to a joint industry agreement under which we are relieved of regulatory responsibility for enforcing rules related to options sales practices. Second, we have entered into an agreement with the National Association of Securities Dealers, or NASD, under which we are relieved of regulatory responsibility for enforcing rules related to equity sales practices and certain other non-market related rules. For those regulatory responsibilities that fall outside the scope of the Rule 17d-2 agreement, we retain full regulatory responsibility under the Exchange Act. We perform most of those functions internally. However, we have entered into two regulatory services agreements for the performance of certain functions. First, we have an agreement with the NASD pursuant to which NASD personnel operate as agents for us in performing certain regulatory functions, such as conducting investigations and prosecuting formal disciplinary actions upon our request. In all such cases, we supervise the NASD’s activities and continue to bear ultimate regulatory responsibility. Our ability to rely on NASD personnel for assistance with these regulatory functions and services has allowed us to avoid what would otherwise have been necessary increases in related staff and overhead. Second, we have entered into a joint agreement with the other options exchanges for conducting insider trading surveillance, but continue to monitor the activities conducted under the agreement and continue to have regulatory responsibility in this area.

Options Intermarket Linkage Plan

We are part of the Options Intermarket Linkage Plan, which is designed to facilitate the routing of orders among exchanges to create a national market system as mandated by the Exchange Act. One of the principal purposes of a national market system is to assure that brokers may execute investors’ orders at the best market price. The Options Intermarket Linkage Plan requires the options exchanges to avoid trade-throughs, and provides market participants with electronic access to the best prices among the options markets.

Options Listing Procedures Plan

We are also a party to the Options Listing Procedures Plan, which sets forth the procedures that the options exchanges must follow to list new options.

Industry Associations

At the time that we commenced operating the exchange business in 2000, we obtained a one-fifth interest in OCC for an aggregate price of approximately $1.0 million. OCC is a counterparty for all options contracts traded on ISE and other U.S. securities exchanges, representing substantially all of the exchange listed options contracts traded in the U.S. OCC issues and guarantees substantially all of these. In the absence of being either a SEC-registered exchange or a facility of a SEC- registered exchange, a trading venue will not be eligible to clear trades through OCC. We transmit to OCC a record of all trading activity for clearing and settlement purposes via our central exchange system, using our telecommunications network. As a result of our ownership, we have a representative on the board of OCC. CBOE, AMEX, NYSE Arca and PHLX share ownership of OCC with us in equal proportions. Since the acquisition of our one-fifth interest in OCC, OCC has modified its rules to require any new exchange seeking to clear options through OCC in the future to only acquire preferred stock, and therefore any new OCC stockholders will not obtain ownership rights in OCC equivalent to ours.

We also have an agreement with DTCC. Through its subsidiaries, DTCC provides clearance and settlement services for our equities business. In addition, we are a participating exchange in a number of industry plans for the consolidation and dissemination of quotes and last sale information for options and equity securities. Each of the plans sets forth a system for reporting information to be administered by the participant exchanges through a committee consisting of representatives of the participant exchanges. Specifically, we are a participant in:

•	the OPRA Plan, which covers quotation and last sale information for listed options;

•	the CTA/CQ Plans cover quotation and last sale information for stocks listed on NYSE, AMEX and regional exchanges; and

•	the OTC/UTP Plan covers quotation and last sale information for securities listed on Nasdaq.

Recent Regulatory Developments

Reg NMS

In April 2005, the SEC adopted Reg NMS, which addressed order protection, intermarket access, sub-penny pricing and market data. Reg NMS specifically addresses the equities marketplace and does not apply to the options exchanges. See “—Industry Landscape—Issues Confronting the Securities Industry—Developments in the Equities Industry—Regulation NMS” within this Item.

Proposed Merger of NASD and NYSE Regulatory Functions

The NYSE and NASD have announced their intention to merge member firm regulatory functions. We do not currently perform any of these regulatory functions as discussed above, and therefore this proposed merger will have no direct effect on our regulatory program or business.

Intellectual Property

Patents

In order to protect our technology, we file patent applications for unique features of our central exchange system. Currently, we have rights to three U.S. patents that relate to certain aspects of our central exchange system entitled (1) automated exchange for trading derivative securities, (2) automated exchange for matching bids between a party and a counterparty based on a relationship between the counterparty and the exchange and (3) method and apparatus for setting a price for a security on an automated exchange based on a comparison of prices on other exchanges. These are U.S. Patent Nos. 6,618,707; 6,405,180; and 6,377,940, respectively. In addition, we have rights to four pending patent applications in the U.S. In addition, we have rights to one U.S. patent relating to Longitude, entitled “Financial Products Having Demand-Based, Adjustable Returns, and Trading Exchange Therefor”, U.S. Patent No. 09/448822.

In addition, we vigorously enforce our intellectual property rights. For example, on November 22, 2006, we filed a complaint in the District Court against CBOE for its infringement of U.S. Patent No. 6,405,180, entitled “Automated Exchange for Matching Bids Between a Party and a Counterparty Based on a Relationship Between the Counterparty and the Exchange.” We have asked the District Court to enter judgment that CBOE’s activities infringe on the patent, to order CBOE to cease infringement of the patent, and to pay to ISE adequate damages to compensate ISE for CBOE’s infringement. On January 30, 2007, CBOE filed a declaratory judgement action in the U.S. District Court for the Northern District of Illinois seeking an order that it is not infringing ISE’s patents. CBOE has also filed a motion to transfer the New York action to Illinois, or stay it pending resolution of the Illinois action.

Trademarks

We own or have licensed rights to the product names, trade names and trademarks that we use in conjunction with our services. We have registered many of our most important trademarks in the U.S. and in foreign countries. These include International Securities Exchange® our globe logo design, ISE®, PMM®, EAM®, PrecISE Trade®, PrecISE Trade logo design®, Midpoint MatchTM, MPMTM, ISE Stock ExchangeTM, ISE StockTM and Longitude®. Registration applications for some of these marks are pending in the U.S. and in foreign countries. In addition, we own a number of registered U.S. trademarks or service marks which are used in our operations. Other trade names, service marks, trademarks and registered trademarks that are not proprietary to us, are the property of their respective owners.

Marketing and Advertising

Our marketing strategy is designed to develop and promote new and existing products, promote the highest level of service available to market participants, enhance the industry’s perception of us as offering the highest level of customer service and operational reliability and to establish affiliations with local players in overseas markets. Our marketing division consists of 14 dedicated professionals who oversee all aspects of managing the ISE brand, customer education, business development, member relations and new product initiatives.

Since our inception we have sought to position ourselves within the options industry as the perfect options trading marketplace where customers, market makers and broker-dealers enjoy the benefits of deep, liquid markets, tight spreads and lower costs. We have adopted a similar strategy for building and developing our equities business. We have implemented a broad range of marketing initiatives in furtherance of these objectives. Our current marketing activities include branding, advertising in print, outdoor media, internet and direct mail, direct interaction with market makers through events we organize and maintenance of a corporate website. Our marketing campaigns for both equities and options, which features several advertisements that have received awards by the Financial Communication Society, have been targeted primarily to traders and other decision makers within the financial community who control order flow.

Employees

As of December 31, 2006, we had 216 full time employees. Of our employees at that time, 139 were engaged in supporting, maintaining and developing our technology infrastructure and our market operations with the remainder providing managerial, finance, marketing and legal expertise. None of our employees is subject to collective bargaining agreements or represented by a union. We consider our relations with our employees to be good.

Item 1A.	Risk Factors.

As a holding company, we are totally dependent on dividends from our operating subsidiary to pay dividends and other obligations.

We are a holding company with no business operations. As a result, we must rely on payments from our subsidiary to meet our obligations. In March 2006, we declared our first regular quarterly dividend. We currently intend to continue paying regular quarterly dividends to our stockholders. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have in the future. Accordingly, our subsidiary may not be able to generate sufficient cash flow to pay a dividend or distribute funds to us in order to allow us to pay a dividend on or make a distribution in respect of our common stock. Moreover, future credit facilities, other future debt obligations and statutory provisions, may limit our ability to pay dividends.

Our business is primarily transaction-based, and decreases in contract trading volume would harm our business and profitability.

Our net transaction fees accounted for approximately 71% of our gross margin for the year ended December 31, 2005 and approximately 75% of our gross margin for the comparable period in 2006. Our contract trading volume is dependent on the cash equity markets. In the event that a stock or index does not trade for any reason, our options on that stock or index will not trade, and, as a result, our revenues will suffer for that period. Also, equity trading volumes correlate with equity options trading volumes. Declines in the volume of stock or index trading may negatively impact market liquidity on our exchange, which would result in lower transaction-based revenues. Accordingly, our revenues and profitability are likely to decline significantly during periods of stagnant economic conditions or low trading volume in the U.S. and global financial markets.

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

We derive a substantial portion of our net transaction fee revenues from a few significant exchange members, who, as a group, may exert control and influence over our business and operations.

Historically, we have generated a substantial amount of our net transaction fee revenues from a few significant exchange members. For example, our 10 largest exchange members and their affiliates accounted for 77.4% of our net transaction fee revenues for 2006 and 79.0% of our net transaction fee revenues for 2005. For 2006, Goldman, Sachs & Co. accounted for 16.1%, Citadel Investment Group LLC accounted for 12.2% and Interactive Brokers Group accounted for 10.9% of our net transaction fee revenues. For 2005, Citadel Investment Group LLC accounted for 14.9% and Goldman, Sachs & Co. for 13.9% of our net transaction fee revenues.

If any of these significant exchange members substantially reduce their trading activity on our exchange for any reason, our profitability could be adversely affected. In addition, our exchange members consist almost entirely of financial services institutions. The number of these institutions has decreased in recent years as a result of a high degree of merger activity within the financial services industry. If any of our existing or future exchange members are affected by continued consolidation within the financial services industry, our revenues might become concentrated in an even smaller number of exchange members.

Our exchange members, as a group, control and influence our business and operations in numerous ways, including the following:

•	PMM and CMM exchange members have “core rights” that require us to obtain their approval in order to increase the number of authorized PMMs or CMMs on our exchange. While we have no current intention to request an increase in the number of authorized PMM and CMM trading rights, it is important to note that we have, in the past, generated substantial income from the sale of exchange memberships. That being the case, with respect to current authorized but unsold PMMs or CMMs, we anticipate selling all of the remaining unsold 10 CMM trading rights and may effect such sales at any time (although we do not expect to generate material future income from the sale of new exchange memberships). At this time, we have no present agreements with any entity with respect to the purchase of CMM trading rights and cannot assure you that any such sales will occur.

•

In addition to their limited right to vote on certain of our corporate governance matters, our exchange members engage in trading activities that constitute a primary source of our revenues. Our dependence on our exchange members for revenues gives them substantial influence over how we operate our business.

PMM and CMM trading rights, which represent the right to trade on our exchange and certain limited voting rights, have substantial independent value. The amount of income that exchange members derive from their trading activities on our exchange and the value of their trading rights is, in part, dependent on the fees they are charged to access and trade on our exchange and the rules and market structure of our exchange. As a result, holders of our common stock who are not also exchange members may not have the same economic interests as holders of our common stock who are also exchange members. In addition, our exchange members may have differing interests among themselves depending on the role they serve in our markets, their methods of trading and the products they trade. Consequently, exchange members may advocate that we enhance and protect their trading opportunities and the value of their exchange memberships over their economic interest in us as stockholders. In addition, exchange memberships, which entitle our exchange members to core rights, could be used to influence how our business is changed or developed, including how we address competition and how we seek to grow our volume and revenue and enhance value for our stockholders.

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

The financial services industry and, in particular, the options trading business in which we engage are very competitive, and we expect competition to continue to intensify in the future. Our current and prospective competitors, both domestically and internationally, are numerous. They include securities and securities options exchanges and futures exchanges. Other companies have entered into or may form joint ventures or consortia to provide services similar to those provided by us. Others may become competitive with us through acquisitions.

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

•	respond more quickly to competitive pressures due to their corporate structures, which may be more flexible and efficient than our corporate structure;

•	develop products that are preferred by our exchange members;

•	develop risk transfer products that compete with our products;

•	price their products and services more competitively;

•	develop and expand their network infrastructure and service offerings more efficiently;

•	utilize better, more user-friendly and more reliable technology;

•	consolidate and form alliances, which may create higher volume, cost reduction and better pricing than we offer;

•	more effectively market, promote and sell their products and services; and

•	better leverage existing relationships with customers and alliance partners or exploit better recognized brand names to market and sell their services.

In addition, our competitors may seek to attract contract trading volume from us through internalization of order flow and preferencing practices. Internalization of order flow occurs when a broker-dealer trades against its own customers’ orders. Preferencing allows order entry firms to direct order flow to certain market makers. Currently, our rules permit our exchange members to trade with a certain percentage of their own customers’ orders after an auction in which other exchange members have an opportunity to participate in that trade. If other exchanges succeed in amending their rules to permit order flow providers to internalize a higher percentage of customer orders than we can now permit, those exchanges may succeed in attracting contract trading volume and revenue from us before we are able to amend our rules and/or make system adjustments. In addition, if other options exchanges are more successful in attracting preferenced orders, this may result in a decrease in our market share. See “Business—Industry Landscape.”

We face substantial competition from well-established competitors that could negatively impact our contract trading volume and profitability.

We currently face substantial competition from the five other options exchanges now operating in the U.S.: CBOE, AMEX, PHLX, NYSE Arca and BOX. While we benefited from an initial advantage due to our low-cost, all-electronic model, that advantage has begun to dissipate and will continue to dissipate. All exchanges now have some form of an electronic trading system, some of which operate in tandem with a physical trading floor. These changes in their operations threaten to curb the growth of our contract trading volume or decrease our contract trading volume. For example, CBOE launched its CBOEdirect HyTS platform, which allows market makers to input real-time quotes into its electronic trading system. AMEX introduced its ANTE trading system which allows non-specialist market makers to improve AMEX’s quoted price and have that improved price be displayed as the best exchange quote. In addition, AMEX implemented a new hybrid market structure, limited to equity products and ETFs, that provides for a single marketplace that integrates automatic execution and floor-based auction trading. To facilitate this hybrid market, AMEX implemented a new trading platform designated as the AEMI platform. The PHLX XL is PHLX’s electronic platforms, which is similarly intended to drive down costs and compete with us for contract trading volume. See “Business—Industry Landscape—Issues Confronting the Securities Industry—Competition.”

We may face additional competition from new entrants that could negatively impact our contract trading volume and profitability.

We may also be adversely affected by competition from new entrants into our markets. Competition within the options trading industry could increase if new options exchanges are established or if existing securities exchanges that do not currently trade options determine to do so. On March 7, 2006, NYSE entered our markets through its merger with Archipelago. Furthermore, Nasdaq entered the options market in April 2006 with its announcement that it would provide connectivity and order routing to options exchanges. On September 7, 2006, Nasdaq announced plans to introduce an equity and index options market in the third quarter of 2007, offering price/time priority. The experiences of ISE and BOX, which commenced operations in February 2004, indicate that the regulatory and financial barriers to entry for new exchanges are surmountable. The appearance of new competitors may reduce margins for all existing options exchanges, including us, and increase the importance of scale efficiencies.

Our ability to continually maintain and enhance our competitiveness and respond to threats from existing or new competitors will have a direct impact on our results of operations. There is no assurance that we will be able to continue to compete effectively. If our products, markets and services are not competitive, our business, financial condition and operating results will be materially harmed. In addition, even if new entrants do not significantly erode our contract trading volume, we may be required to reduce our fees significantly to remain competitive, which could have a material adverse effect on our profitability. See “Business—Industry Landscape—Issues Confronting the Securities Industry—Competition.”

We are dependent on our executive officers and other key personnel, and we may not be able to execute our current business strategy effectively or recognize and pursue new strategic opportunities and initiatives if we lose them.

Our future success depends, in large part, upon the individual employees who represent us in dealings with our exchange members, execute our business strategy and identify and pursue strategic opportunities and initiatives. In particular, we are highly dependent on the continued services of David Krell, our President and Chief Executive Officer, and Gary Katz, our Chief Operating Officer, and other executive officers, key employees and technical personnel who possess extensive financial markets knowledge and technology skills. The diminution or loss of the services of David Krell or Gary Katz for any reason, as well as any negative market or industry perception arising from that diminution or loss, would have a material adverse effect on our business. We have entered into employment agreements with David Krell and Gary Katz and all our executive officers. These agreements are important to the future of our business, and if we were to lose our rights under these agreements for any reason, our business may be materially adversely affected. We may have to incur costs to replace key employees that leave, and our ability to execute our business model could be impaired if we cannot replace departing employees in a timely manner.

Competition in our industry for financial and technical personnel is intense. You cannot be assured that we would be able to find an appropriate replacement for David Krell or Gary Katz or any other executive officers, managers, key employees or technical personnel if the need should arise. We do not maintain “key person” life insurance policies on any of our executive officers, managers, key employees or technical personnel. If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new markets or develop new products. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for departing employees. In addition, significant losses of key personnel, particularly to other options exchanges with which we compete, could have a material adverse effect on our business, financial condition and operating results.

We are dependent on certain material contracts relating to our technology.

We currently have two principal contracts, the DLA and the Support Agreement, with OMX. OMX specializes in developing and supporting software for electronic exchanges and has delivered electronic trading systems to a number of international exchanges and clearing houses. Under the DLA, OMX granted certain licenses to us related to the use of certain software products, including the CLICK Exchange platform, which has been adapted for our central exchange system, and CLICK Trade, a trading application for entering orders and quotes and viewing market information. Under the DLA, OMX has also granted to us the right to sub-license the use of CLICK Trade to our exchange members. The scope of the DLA allows us to use the CLICK Exchange platform in the U.S. for equities products based on cash and derivatives, as well as for derivatives on fixed income, currency and commodities. OMX’s platform and software, which are the subject of various patents, form a substantial portion of our central exchange system. The term of the licenses for the software products pursuant to the DLA is 99 years from March 18, 1998. These licenses are integral to our business and are generally terminable by OMX if we breach the terms of the licenses or fail to perform any obligation under the licenses, such as maintaining confidentiality and keeping a record of all sublicenses, or fail to perform any obligation under the DLA, including payment obligations. In the event of termination, we are required to return OMX’s platform and software and all related documentation.

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

In addition, on September 28, 2006, we entered into a new binding agreement with OMX. This agreement provides for a period of exclusive dealings with OMX and the general terms and conditions which will be contained in definitive agreements pursuant to which OMX will develop, deliver, and license certain exchange application software and related technology to us and provide customary on-going maintenance and support services. This new software license is intended to replace our current OMX license. The new license will allow us to use OMX’s technology and software in the U.S. for derivatives on cash equities, fixed income, currency and commodities, as well as cash equities. We will pay a total license and development fee in the range of $5.2 million to $11.8 million, based on the scope and complexity of the development effort.

The term of the new license is 99 years. We may terminate this arrangement if prior to acceptance of the software:

•	there is any fundamental change to OMX’s software or technology;

•	OMX determines to cease the commercial development or ceases to make material progress towards the commercial development of the software and technology; or

•	OMX commits a material breach of any provision of this arrangement and fails to resolve such breach within a reasonable time after receiving notice.

If we terminate the agreement, then we will be obligated to pay OMX all amounts accrued. In addition, we have the right to opt out of the arrangement if we undergo a merger or acquisition on or before a specified date or if OMX undergoes a change of control. If we opt out under those circumstances, then OMX will retain fees accrued to them and we will pay a pre-determined opt out penalty fee.

The premature termination of either of these agreements, or the inability of OMX to fulfill its obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, and the consequent loss of software or support by OMX would have a material adverse effect on our business, operating results and financial condition. We could be forced to spend significant time and money to replace the licensed software and services, and we cannot provide any assurance that replacements would be available to us on commercially reasonable terms or at all. See “Business—Technology—Options Trading System—OMX.”

Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could adversely affect our business.

We rely primarily on trade secret, copyright, trademark and patent law and contractual protections to protect our proprietary technology and other proprietary rights. As a fully-electronic exchange, we are dependent on technology and related intellectual property rights, and therefore more vulnerable to intellectual property rights infringements. It is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. We may have to rely on litigation to enforce our intellectual property rights or to defend ourselves against the assertion of intellectual property rights by others. Any such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources and the attention of management, any of which could negatively affect our business. Also, we may choose not to enforce our infringed intellectual property rights, depending on our strategic evaluation and judgment regarding the best use of our intellectual property portfolio and the recourse available to us.

Patents of third parties may have an important bearing on our ability to offer certain of our products and services. Our competitors, as well as other companies and individuals, may obtain or may have obtained patents related to the technologies for trading the types of products and providing the services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the U.S. are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which technology concerning our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were found by a court to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing those patents.

For example, on November 2, 2006, we initiated the ISE NY Action to end the exclusive listing of certain index options. We asked the District Court to issue a declaratory judgment ordering that we do not need a license to list index options on the DJIA and S&P 500 Index. Currently, these two actively-traded index options trade exclusively on CBOE pursuant to licensing agreements between CBOE, Dow Jones, and McGraw-Hill. On November 15, 2006, Dow Jones, McGraw-Hill, and CBOE filed a complaint against us and OCC in the Circuit Court of Cook County, Illinois, asking the Circuit Court to issue a declaratory judgment, among other things, that we may not list index options on the DJIA and S&P 500 Index without a license from Dow Jones and McGraw-Hill (the “Defendants’ Action”). On December 22, 2006, Dow Jones and McGraw-Hill filed a motion to dismiss or stay the ISE NY Action pending a decision in the Defendants’ Action. We intend to file papers in the ISE NY Action opposing the defendants’ motion to dismiss or stay, and asking the court to stay all proceedings in the Defendants’ Action while the ISE NY Action proceeds.

In addition, on November 22, 2006, we filed a complaint in the District Court against CBOE for its infringement of ISE Patent No. 6,405,180, entitled “Automated Exchange for Matching Bids Between a Party and a Counterparty Based on a Relationship Between the Counterparty and the Exchange.” We have asked the District Court to enter judgment that CBOE’s activities infringe on the patent, to order CBOE to cease infringement of the patent, and to pay to ISE adequate damages to compensate ISE for CBOE’s infringement.

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

We began our operations as the first fully-electronic equity options exchange in the U.S. on May 26, 2000, and therefore we have a short operating history for you to evaluate in assessing our future prospects. As a result, our historical and recent financial business results may not be representative of what they may be in the future. Accordingly, we cannot assure you that our growth will continue at the same rate or at all or that we will not experience declines in revenue and profitability in the future.

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

As part of our growth strategy, we intend to continue to evaluate potential acquisition opportunities and strategic alliances in the future. Any such transaction may be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation, which may adversely affect our ability to find acquisition candidates or strategic partners that fit our growth strategy and our investment parameters. These transactions involve numerous risks, including, among others:

•	failure to achieve financial or operating objectives;

•	failure to integrate successfully and in a timely manner any operations, products, services or technology we may acquire or combine with in a strategic alliance;

•	diversion of the attention of management and other key personnel;

•	failure to obtain necessary regulatory or other approvals;

•	potential loss of exchange members or personnel; and

•	failure to obtain necessary financing on acceptable terms.

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

We support and maintain many of our computer systems and networks internally. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for such technology in a timely and cost-effective manner would have a material adverse effect on our ability to conduct our operations. Our systems are located in downtown New York City and Jersey City, New Jersey, and the causes for the disruption at one facility may also disrupt our systems at the other facility. In these circumstances, our redundant systems or disaster recovery plans may not be adequate. Similarly, although many of our contracts with our service providers require them to have disaster recovery plans, we cannot be certain that these will be adequate or implemented properly.

Our systems, or those of our third party providers, may fail, provide insufficient capacity or operate slowly, causing one or more of the following:

•	unanticipated disruptions in service to our exchange members;

•	slower response times;

•	delays in our exchange members’ trade executions;

•	decreased satisfaction by exchange members with our service;

•	incomplete, untimely or inaccurate accounting, recording, reporting or processing of trades;

•	financial losses; and

•	litigation or other claims.

We cannot assure you that we will not experience systems failures or periods of insufficient systems capacity from shortages of available bandwidth, power or telecommunications failure, acts of God, war, terrorism, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events.

Liquidity in our markets could be adversely affected by quoting in penny increments and could result in an adverse effect on our profitability.

The listed equity and index options markets currently quote in five- and 10-cent increments. The SEC has directed the options exchanges to initiate a pilot program for the quoting and trading of equity options in penny increments. This pilot program began on January 26, 2007 and includes 13 securities. The impact of trading these options in penny increments will be studied during the pilot program. The number of equity options and possibly index options, quoted and traded in penny increments may be substantially increased during the pilot program. It is possible that all equity and index options will eventually be quoted and traded in penny increments. We cannot predict whether, or how rapidly, additional or all equity options and index options will be quoted and traded in penny increments.

Penny increments may negatively impact market makers’ willingness to provide the depth of liquidity they currently provide. For example, an option trading in penny increments has 10 times the number of price points as an option trading in 10-cent increments. Thus, for every 10-cent price point a market maker is currently willing to quote, it might make several penny price point quotes of smaller size. To the extent that market makers are unwilling to increase the aggregate dollar amount they quote, quote size would likely be diluted as they spread their quotes across more price points. As a result, our markets could lose depth and attract less order flow, thereby reducing our contract trading volume and revenue. In addition, penny quoting could lead to a decrease in liquidity for large-size orders and decreased market makers’ profitability throughout our industry, which could lead to pricing pressures on options exchanges, including us. See “Business—Industry Landscape—Issues Confronting the Securities Industry.”

Penny quoting may require us to incur substantial increased costs, which could have a material adverse effect on our business.

In the event that the penny pilot program results in trading of all or a substantial number of equity and index options in penny increments, we would expect significant increases in quotation traffic. Quotation traffic has grown considerably in the past few years as a result of increases in the number of actively traded options series and greater reliance by all exchanges on electronic trading systems for transmitting and updating quotations. Substantial increases in bandwidth capacity are required for the exchanges to transmit properly the increased volume of quotations. Expansion of the pilot program for quoting in penny increments could result in a shortage of bandwidth capacity that would require us to make immediate improvements to our technology infrastructure to avoid systems failure or periods of insufficient systems capacity that causes an interruption in service or decreases the responsiveness of our service. Any such failure or negative impact on our service could damage our reputation, business and brand name. Our business interruption insurance may not adequately compensate us for losses that may occur.

Additionally, by requiring upgrades to broker-dealer, exchange and market data provider systems in order to handle increased quote traffic, penny increment quoting may increase costs across the industry and could have a material adverse effect on our business. See “Business—Industry Landscape—Issues Confronting the Securities Industry.”

We depend on third party suppliers and service providers for a number of services that are important to our business. An interruption or cessation of an important supply or service by any third party could have a material adverse effect on our business.

We depend on a number of suppliers, such as banking, clearing and settlement organizations such as OCC, processors of market information generated by the trading of options such as OPRA, telecommunications companies such as Verizon, online service providers, other data processors and software and hardware vendors, such as OMX, industry tape and quote associations, and H-P for elements of our trading, clearing and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption or malfunction in or the cessation of an important supply or service by any third party and our inability to make alternative arrangements in a timely manner, or at all, would result in lost revenue and higher costs.

Our networks and those of our third party service providers may be vulnerable to security risks, which could result in wrongful use of our information or cause interruptions in our operations that cause us to lose exchange members and contract trading volume and result in significant liabilities. We could also be required to incur significant expense to protect our systems.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third party service providers and our exchange members may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations. Any of these events could cause us to lose exchange members or contract trading volume. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by breaches. Our security measures may prove to be inadequate and result in system failures and delays that could cause us to lose exchange members, experience lower contract trading volume and incur significant liabilities.

Expansion of our operations internationally involves special challenges that we may not be able to meet, which could adversely affect our financial results.

One component of our future strategy is to expand our operations internationally, including forming exchange linkages and joint ventures. We face certain risks inherent in doing business in international markets, particularly in the regulated derivatives exchange business. These risks include:

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

Our strong dependence upon revenues derived from the transaction-based equity options business may place us at a competitive disadvantage. The revenues of some of our competitors may be more diversified than ours as a result of their broader product offerings. For example, CBOE realizes revenues from trading certain options on stock market indexes, for which CBOE has acquired exclusive licenses. While options on equities are cross-listed on multiple exchanges, the most heavily traded index options are traded exclusively on a single exchange so that we are unable to meaningfully compete in that market. We do not believe we will earn significant revenues from index trading until the exclusive licensing of indexes ends, or existing non-exclusive or new non-exclusive indexes gain in volume. Lower revenues from transaction fees or market data fees on equity options may impact our operating results and future profitability more significantly than that of our competitors, providing them with a competitive advantage in pricing their products and services or withstanding a reduction in the contract trading volume of equity options. See “Business—Our Growth Strategy—Developing New Products and Diversifying Product Base—Index Trading.”

Price competition has impacted, and may continue to impact, our business.

The securities trading industry is characterized by price competition. At present, we compete with five other securities exchanges based in the U.S. that also list equity options. We may face additional price competition in the future from foreign exchanges, as well as other U.S.-based securities exchanges that do not presently list equity options. In recent years, the pricing model for trading equity options has changed in response to competitive market conditions. Some of our competitors have recently lowered their transaction costs and accordingly reduced the prices they charge. Reduced prices may result in lower operating margins or losses for us, which may adversely impact our business. As long as other exchanges have exclusive licenses on certain index options, which have high margins commensurate with their exclusivity, those exchanges may be able to lower their transaction fees and prices for other products, such as the equity options we trade. Price competition is intensified through payment-for-order-flow arrangements. Payment-for-order-flow is a practice whereby a market maker on an options exchange offers an order entry firm cash or other economic incentives to route its customer orders to that market maker’s exchange through an exchange administered program. As long as payment-for-order-flow arrangements remain the industry standard, we face the competitive risk that other exchanges will erode our contract trading volume by paying more through their payment-for-order-flow programs than our exchange members are willing or able to pay. This could have a material adverse effect on our operations and financial condition. For a discussion of our payment-for-order-flow program and payment-for-order-flow programs generally, see “Business—Industry Landscape.”

We may be required to change the manner in which we conduct business or govern ourselves or incur increased costs as a result of changes in rules and regulations relating to SROs.

Changes in the rules and regulations affecting SROs by the SEC could result in changes in the manner in which we conduct business or govern ourselves. New rules also could, among other things, make it more difficult or more costly for us to conduct our existing business or enter into new businesses. For example, in November 2004, the SEC proposed corporate governance, transparency, oversight and ownership rules for SROs such as us, and issued a concept release examining the efficacy of self-regulation by SROs. While there has not been any SEC action in this respect, we do not know whether the specific proposals made in November 2004 or other proposals in this area will be adopted and cannot predict or estimate the full extent to which any such change in regulations may affect us or our operations or the amount of the additional costs we may incur or the timing of such costs. See “Business—Regulation.”

Market fluctuations, industry dynamics and economic and political factors beyond our control could reduce demand for our services and harm our business, and our profitability could suffer.

The global financial services industry is, by its nature, risky and unpredictable and is directly affected by many national and international factors that are beyond the control of its participants, including us. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our profitability. For these reasons our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Each of the risk factors listed in this “Risk Factors” section, and the following factors, may affect our operating results:

•	economic, political and market conditions in the U.S. and elsewhere in the world;

•	broad trends in industry and finance;

•	concerns about terrorism and war;

•	concerns over inflation and wavering institutional or retail confidence levels;

•	the availability of cash for investment by the customers of our EAM’s;

•	consolidation in our member base and within our industry;

•	changes in government monetary policy and foreign currency exchange rates; and

•	legislative and regulatory changes.

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

The financial services industry is characterized by rapid technological change, changes in use and exchange members’ requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary trading platform, technology and systems obsolete. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our proprietary trading platform, software, systems and technologies. Our success will depend, in part, on our ability to:

•	develop and license leading technologies useful in our business;

•	enhance our existing trading platform and services;

•	develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective exchange members;

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

•	continue to attract and retain highly skilled technology staff to maintain and develop our existing technology and to adapt to and manage emerging technologies.

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

We cannot assure you that we will successfully implement new technologies or adapt our proprietary trading platform, technologies and systems to the requirements of our exchange members or emerging industry standards. We also cannot assure you that we will be able to respond in a timely manner to changing market conditions or the requirements of our exchange members. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which would have a material adverse effect on our business, financial condition and results of operations.

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

We are an SRO. Pursuant to the Exchange Act, an SRO is responsible for regulating its exchange members through the adoption and enforcement of rules governing the business conduct of its exchange members. As an SRO, we have our own rules regarding listing, membership and trading that are distinct and separate from those rules applicable generally to broker-dealers as administered by the SEC, NASD, and other SROs. As an SRO, we must submit proposed changes of our rules to the SEC. The SEC will typically publish the proposal for public comment, following which the SEC may approve or disapprove the proposal as it deems appropriate. We can give no assurances that the SEC will approve any changes to our rules that we may propose. Also, we may incur significant financial costs and expend considerable human resources in connection with our surveillance and enforcement obligations, particularly to the extent we bear responsibility for prosecuting cases or proceeding against our exchange members. Due to our status as an SRO, we have a statutory duty to allocate necessary resources to these functions, and this may limit our ability to dedicate funds and human resources in other areas.

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

Pursuant to the Exchange Act, we are obligated, as an SRO, to regulate and monitor our exchange members to ensure compliance with applicable law and the rules of our exchange. The SEC staff has expressed concern about potential conflicts of interest of “for-profit” exchanges performing the regulatory functions of SROs and has specifically required the segregation of revenues received from regulatory fees and penalties from other revenues and prohibited payment of dividends from regulatory fines, fees or penalties that exchanges collect from SRO exchange members. In addition to the risk of overly aggressive regulation, potential conflicts of interest could also result in overly lenient regulation. In either case, any failure by us to diligently and fairly regulate our exchange members or to otherwise fulfill our regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business.

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

There are significant risks and uncertainties associated with the ISE Stock Exchange.

In 2006, we entered the equities market through the launch of ISE Stock Exchange in partnership with key strategic investors. ISE Stock Exchange, which operates as a facility of ISE and which ISE manages, introduced its first product, MPM, in the third quarter of 2006. MPM was followed by an integrated displayed market offering in December of 2006. There are significant risks and uncertainties associated with this new business:

•

ISE Stock Exchange may not be accepted by the market as a reliable and effective trading platform or be able to provide services at a price that is profitable. If ISE Stock Exchange is not commercially successful, we may be required to fund or provide additional funding or curtail or modify our business strategy, for which we may incur additional costs and expenses.

•

Reg NMS and changes thereto, may adversely affect our displayed market offering. Reg NMS, adopted on April 6, 2005, governs certain aspects of trading on securities market centers. Its provisions are scheduled to become effective at various points throughout 2006 and 2007. One of the principal features of Reg NMS is the modernization of the “trade through” rule. Among other things, Reg NMS requires market centers to establish and maintain procedures to prevent “trade throughs,” or the execution of an order at a price inferior to the best bid or offer displayed by another market center at the time of execution. Reg NMS will protect and apply only to quotes available for immediate execution. We believe that the “trade through” rule implemented by Reg NMS may increase competition among markets, including ISE Stock Exchange.

We believe that Reg NMS will not have a significant impact on our MPM, but may affect our displayed market offering. For example, Reg NMS, as currently formulated, will impose a cap of $0.003 per share on the access fees charged by market centers to exchange members (or customers) and non-exchange members based on executions against the best bid or best offer displayed through the consolidated quote system. This system continuously provides the best bid quote and best offer quote in listed equity securities to the public. As a result, the transaction fees that ISE Stock Exchange may charge for executions against its best bid and offer on the displayed market offering will be capped. This cap could decrease the amount of transaction fees that ISE Stock Exchange earns and prevent it from increasing its revenues by charging higher prices. In addition, we have begun to develop business strategies in consideration of the current form Reg NMS rules. Any delay in the implementation of Reg NMS, beyond what is currently contemplated, as well as any amendment to Reg NMS, may adversely affect our business strategies as they relate to the use of the displayed market offering.

As a financial services provider, we are subject to significant litigation risk and potential securities law liability.

Many aspects of our business involve substantial liability risks. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a member or its customer, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims against their service providers regarding quality of trade execution, improperly settled trades, mismanagement or even fraud. While our trading rules limit our liability to our exchange members for some of our market-related activities, we could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business.

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

Item 1.B.	Unresolved Staff Comments.

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.	Properties.

Our principal executive offices are located at 60 Broad Street, New York, New York, 10004. We occupy approximately 64,400 square feet of office, data center, and operational space under leases that expire in 2015. In addition, we also occupy approximately 12,500 square feet of office, data center, and operational space in Jersey City, New Jersey pursuant to a lease expiring in 2007, with respect to which we are currently negotiating an extension. We believe that the space we lease is sufficient to meet our current and near-term needs, provides for redundancy in our systems and supports our disaster recovery plan; however, we anticipate the need for additional office space in the longer term to support our growth, computer operations, and disaster recovery needs.

Item 3.	Legal Proceedings.

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

Our common stock began trading on the NYSE under the symbol “ISE” on March 9, 2005. The following table sets forth, for the periods shown, the high and low per share sales prices for our common stock as reported on the NYSE.

	Price Range of Class A Common Stock
Period	High	Low
2005
First Quarter (beginning March 9, 2005)	$31.69	$25.31
Second Quarter	$28.24	$19.71
Third Quarter	$26.00	$20.55
Fourth Quarter	$33.44	$21.63

2006
First Quarter	$52.86	$27.32
Second Quarter	$46.43	$33.33
Third Quarter	$48.48	$35.13
Fourth Quarter	$57.44	$45.00

Holders

As of February 23, 2007, there were approximately 58 holders of record of our common stock. The last reported sale price of our common stock on the NYSE on February 23 2007 was $49.71 per share.

Dividends

We paid quarterly dividends on our common stock for fiscal year 2006. The quarterly dividends declared in 2006 were in an aggregate amount not less than the aggregate amount of the proceeds received from the sale of any CMM trading rights in fiscal year 2005, less taxes we paid on the proceeds and success bonuses we paid. We declared a dividend for:

•

the first quarter of 2006 in the amount of $0.05 per share of common stock or approximately $1.9 million in the aggregate to stockholders of record as of March 23, 2006, which was paid on March 31, 2006;

•

the second quarter of 2006 in the amount of $0.05 per share of common stock or approximately $1.9 million in the aggregate to stockholders of record as of June 23, 2006, which was paid on June 30, 2006;

•

the third quarter of 2006 in the amount of $0.05 per share of common stock or approximately $1.9 million in the aggregate to stockholders of record as of September 22, 2006, which was paid on September 30, 2006; and

•

the fourth quarter of 2006 in the amount of $0.05 per share of common stock or approximately $1.9 million in the aggregate to stockholders of record as of December 22, 2006, which was paid on December 29, 2006.

We currently intend to pay regular quarterly dividends on our common stock for fiscal year 2007. We intend that the regular quarterly dividends expected to be declared in 2007 will be in an aggregate amount not less than the aggregate amount of the proceeds received from the sale of any new CMM trading rights in fiscal year 2006, net of success bonuses that we may pay in connection with the completion of the sales and taxes we will pay on the proceeds. During fiscal year 2006, we sold four CMM trading rights for $1.5 million each for which we have not yet paid a dividend. Currently, we have 10 unsold CMM trading rights, and may effect such sales at any time. However, we have no present agreements with any entity with respect to the sale of such CMM trading rights and cannot assure that any such sales will occur.

On January 9, 2007, we declared a dividend for the first quarter of 2007 in the amount of $0.05 per share of common stock payable to holders of record as of the close of business on March 23, 2007.

Any payments of cash dividends in the future will be at the discretion of our Board of Directors, and the amount of any dividends we pay, if any, may vary from period to period. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual restrictions, and other factors our Board of Directors may deem relevant. Our Board of Directors’ ability to declare a dividend is also subject to limits imposed by Delaware law and the SEC. Our rules require that any revenue we receive from regulatory fees or regulatory penalties be segregated, not be used to pay dividends to the holders of our common stock and instead be applied solely to fund our legal, regulatory and surveillance operations. The amounts of such regulatory fees and penalties have not been material to date.

There can be no assurance that any dividends will be paid in the anticipated amounts and frequency set forth in this Annual Report on Form 10-K.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of equity securities registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2006.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended December 31, 2006.

Equity Compensation Plans

For securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the total return of ISE Holdings’ common stock with the S&P 500 Index and our peer groups (as calculated pursuant to Item 201(e)(1) of Regulation S-K) for the period from March 9, 2005 (the date on which our common stock began trading on the NYSE) through December 31, 2006, and assumes an initial investment of $100 in common stock at the closing price on March 9, 2005 as compared to that of an initial investment in the S&P 500 Index and two peer groups, each on March 9, 2005, and the reinvestment of all dividends into shares of common stock. . We have included an additional peer group, Peer Group 2, which we believe is more representative of our business as a result of a number of exchanges going public in 2006.

Peer Group 1 consists of:

CBOT Holdings Inc. (Included beginning on March 31, 2006)

Intercontinentalexchange Inc. (Included beginning on March 31, 2006)

NYMEX Holdings Inc (Included beginning on March 31, 2006)

NYSE Group, Inc. (Included beginning on March 31, 2006)

Chicago Mercantile Exchange Holdings Inc.

Nasdaq Stock Market, Inc.

Peer Group 2 consists of:

Archipelago Holdings, Inc. (Included through March 31, 2006. Merged with NYSE Group, Inc. on March 8, 2006.)

Chicago Mercantile Exchange Holdings Inc.

eSpeed Holdings, Inc.

Investment Technology Group, Inc.

Knight Capital Group, Inc.

Marketaxess Holdings Inc.

Nasdaq Stock Market, Inc.

NYFIX Inc.

	Base Period	Quarter Ending
Company /Index	3/9/05	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06
ISE	100	85.53	82.60	76.97	90.53	137.17	125.55	154.80	154.63
S&P 500 Index	100	97.95	99.29	102.87	105.02	109.44	107.86	113.97	121.61
Peer Group 1	100	101.43	157.43	184.02	209.01	267.91	257.06	263.78	314.72
Peer Group 2	100	99.54	146.19	168.59	192.80	239.77	246.65	243.58	256.49

Item 6.	Selected Financial Data.

The table set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The financial information as of and for the years ended December 31, 2006, 2005 and 2004 set forth below was derived from our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The financial information as of and for the years ended December 31, 2003 and 2002 set forth below was derived from our audited financial statements and notes that are not included in this Annual Report on Form 10-K. The consolidated financial statements have been audited by Ernst & Young LLP, our independent registered public accounting firm. The historical financial information may not be indicative of our future performance. You should read the information set forth below together with the other information presented in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Income Data:

Revenues
Transaction fees	$157,252	$116,121	$89,532	$70,856	$50,555
Member fees and other	26,365	21,739	22,875	20,783	15,785
Market data	18,464	18,039	17,211	13,221	9,000

Total revenues	202,081	155,899	129,618	104,860	75,340

Cost of revenues
Activity remittance fees	16,125	14,075	6,451	6,010	2,322
License fees	7,259	4,816	3,175	1,678	1,098

Total cost of revenues	23,384	18,891	9,626	7,688	3,420

Gross margin	178,697	137,008	119,992	97,172	71,920

Expenses
Compensation and benefits	46,001	36,567	33,507	25,776	18,545
Technology and communication	15,405	13,648	16,266	20,684	20,706
Occupancy	5,244	4,492	4,026	3,662	3,398
Professional fees	6,061	5,984	4,048	3,657	2,348
Marketing and business development	3,199	3,949	3,685	5,560	3,365
Depreciation and amortization	6,845	6,017	3,980	1,402	2,048
Other	4,798	4,043	2,869	2,130	2,229

Total direct expenses	87,553	74,700	68,381	62,871	52,639

Recovery of legal fees	(1,210)	—	—	—	—
Billing reimbursement	3,297	—	—	—	—
Reorganization(1)	326	339	2,107	—	16,083
Offering costs	—	902	—	—	—

Total expenses	89,966	75,941	70,488	62,871	68,722

Operating income	88,731	61,067	49,504	34,301	3,198
Interest and investment income	8,361	4,063	2,206	1,659	387
Minority interest	650	—	—	—	—

Income before income taxes	97,742	65,130	51,710	35,960	3,585
Provision for income taxes(2)	42,590	29,783	25,547	15,754	2,767

Net income	$55,152	$35,347	$26,163	$20,206	$818

Cash dividend per common share	$0.20	$0.37	$0.34	$0.28	—

Earnings per share:(2)
Basic	$1,47	$0.99	$0.81	$0.63	$0.04
Diluted	$1.38	$0.93	$0.77	$0.60	$0.04

Weighted average number of shares outstanding:(2)
Basic	37,479	35,849	32,139	32,139	21,573
Diluted	39,893	37,947	33,921	33,421	22,112

(1)	In April 2002, we commenced a reorganization plan to demutualize. Under this plan, we made a capital distribution, changed our organizational structure, raised additional capital, cancelled a revenue sharing arrangement, and created a stock option plan. In 2004, we initiated a plan to reorganize into a holding company structure and completed this effort in 2006. See Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Our Reorganizations.”
(2)	We were a New York limited liability company (ISE LLC) from the date of our inception until our demutualization on April 30, 2002 and as such, did not have any common stock outstanding. During that period, all income and loss was attributed to our limited liability company members. From May 1, 2002 to date, we have been a Delaware corporation responsible for the payment of all federal and state corporate income taxes.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents(1)	$200,015	$170,927	$44,847	$65,687	$48,182
Total assets	396,425	280,496	177,579	133,943	78,171
Total liabilities	101,837	95,518	96,120	67,623	23,279
Total stockholders’ equity	258,265	184,978	81,459	66,320	54,892

(1)	Included in cash and cash equivalents is $624, $5,395, $6,071, $7,213, and $6,782 related to the payment for order flow program and $0, $0, $0, $519, and $2,267 for our marketing fund as of December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Also included in our cash and cash equivalents as of December 31, 2006 is $37,767 reserved for the use of ISE Stock Exchange, a consolidated subsidiary as of December 31, 2006.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Trading Statistics:(1)
Equity Options
Total U.S. industry average daily equity options contracts traded (in thousands)	7,347	5,433	4,300	3,295	2,817
Our average daily equity options contracts traded (in thousands)	2,326	1,763	1,432	972	605
Our market share of equity options contracts traded	31.7%	32.4%	33.3%	29.5%	21.5%

Index Options(2)
Total U.S. industry index options traded (in thousands)	731	536	390	307	279
Our index options traded (in thousands)	33	18	—	—	—
Our market share of index options traded	4.5%	3.4%	—	—	—

(1)	Source: OCC
(2)	We began to actively market our index trading initiative in 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussions together with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. See Part I—Item 1A. “Risk Factors” and “Forward-Looking Statements.”

OVERVIEW

We operate the largest U.S. equity options exchange and are among the leading options exchanges in the world. We operate an innovative securities market, founded on the principle that technology and competition create better, more efficient markets for investors. We developed a unique market structure for advanced screen- based trading systems and in May 2000 launched the first fully-electronic U.S. options exchange. Our exchange currently provides a trading platform in listed equity and index options and related services that are designed to improve the market for options and the speed and quality of trade execution for our exchange members.

Our business has grown substantially since we began operations in May 2000. Our total revenues have grown from $129.6 million in 2004 to $202.1 million in 2006 and our gross margins (total revenues less cost of revenues) have grown from $120.0 million in 2004 to $178.7 million in 2006. Our net income has grown from $26.2 million in 2004 to $55.2 million in 2006. This strong growth is primarily due to increases in our trading volumes which we attribute to our innovative market structure, lower transaction fees to our members, a higher level of customer service and increased overall industry contract trading volumes.

Our business is impacted by macroeconomic factors as well as factors specific to the securities industry.

Securities Industry Business Environment

Volume of trading in the major stock markets continues to grow. Total average daily trading volume in NYSE and Nasdaq-listed securities increased from 3.5 billion shares to 4.9 billion shares between 2001 and 2006. The DJIA fluctuated significantly during this time period starting 2001 at 10,646, reaching a low of 7,286 in October 2002, and ending 2006 at 12,463. The Nasdaq Composite Index followed the same general trend. Industry analysts believe these fluctuations were caused by a number of factors such as the geopolitical turmoil and corporate governance and accounting concerns occurring in 2001 and 2002. A recovering economy, stronger corporate earnings, higher equity prices, and increasing number of industry-wide announcements of mergers and acquisitions resulted in a recovery of the indexes and fueled its continued growth.

The Options Industry Business Environment

Within the U.S. options industry, average daily contract trading volume of equity and index options increased at a compound annual rate of 21% from 3.1 million contracts to 8.1 million contracts between 2001 and 2006. We believe this robust growth in contract trading volume is primarily attributable to increased trading activity by institutional and retail investors, ongoing deployment of technology within the options industry, increasing public familiarity with options trading and beneficial changes to the market structure and enhanced competition levels within the industry, largely as a result of our launch in 2000. This strong growth continued through 2006 with seasonal fluctuations, and we believe the exchange-traded options industry will continue to grow.

The following table reflects the growth in equity securities and equity options over the last 5 years.

Source : NYSE and OCC

	2001	2002	2003	2004	2005	2006
Equities (in billions)	3,472	3,654	3,677	3,931	4,158	4,901
Equity and index options (in millions)	3,128	3,096	3,602	4,690	5,969	8,078

Our Current Business Environment

The options industry continues to operate in an increasingly competitive and challenging environment while at the same time experiencing robust growth and expansion. Industry average daily equity options volume increased 35% from 5.4 million contracts during 2005 to 7.3 million contracts during 2006, and industry average daily index option volume increased from 531,000 to 731,000 over the same period. Our average daily equity options volume increased from 1.8 million to 2.3 million over the same period; however, our market share decreased to 31.7% from 32.4%. Our average daily index volume was 33,000 during 2006. We began to actively market our index trading initiative in 2005. Prior to 2005, our trading volume in index options was negligible.

Competitive Landscape

We currently compete with five other options exchanges now operating in the U.S.—CBOE, NYSE Arca, AMEX, PHLX, and BOX. Our competitors are continuing to make important changes in their operations and fees that may curb the growth of, or reduce, our trading volume. Our competitors have adapted to our success in launching electronic trading in the options industry and, as such, have adopted hybrid trading where electronic trading capabilities operate in tandem with their trading floors. As a result, certain qualities of our market are becoming more common at other options exchanges. For example, the bid/ask spreads of other exchanges are now similar to the narrow bid/ask spreads of our exchange. In addition, since most of our competitors continue to operate a trading floor, they may have a limited advantage in attracting certain large size orders since traders can meet and talk to each other to negotiate prices, along with attracting order flow electronically. As other options exchanges improve their market quality to reflect ours, commoditization of electronic trading in the options industry may lead to an increase in price competition.

The industry has witnessed increased merger and acquisition activity and capital raising opportunities among exchanges in all asset classes. Industry observers note that these activities may challenge and increase competition as exchanges face increased pressure to expand their operating leverage and offer complementary products and services. For example:

•

In September 2005, Archipelago acquired PCX, a competitor to us. In March 2006, Archipelago merged with NYSE. As a result of that transaction, NYSE became a direct competitor to us. Subsequently, in December 2006, the stockholders of NYSE and Euronext approved a merger of the two exchanges and on February 14, 2007, the SEC approved the merger. Also, in January 2007, NYSE announced it had acquired 5% of the National Stock Exchange of India and announced an alliance with the Tokyo Stock Exchange. Consolidation of our competitors into larger, well-capitalized organizations may create substantial or increased competition to us through costs reductions or other efficiencies.

•

In July 2006, PHLX completed a transaction in which Citadel Derivatives Group LLC, Merrill Lynch, Citigroup, Credit Suisse, Morgan Stanley, and UBS collectively acquired 89% of PHLX’s outstanding shares. In addition, in January 2007, AMEX announced that it had hired Morgan Stanley to advise it on plans to become a for-profit company in preparation for a potential stock offering or merger with another exchange. On February 9, 2007, CBOE announced that it filed a registration statement with the SEC as part of its demutualization process. The demutualization process would result in the conversion of memberships into shares of common stock and provide the ability to pursue an initial public offering. Our competitors’ ability to raise capital through equity issuances may pose increased competition to us as they may be able to offer better prices, upgrade their infrastructure, or make other competitive changes to their offering to market participants.

•

On September 7, 2006, Nasdaq announced plans to introduce an equity and index options market in the third quarter of 2007 offering price/time priority. Nasdaq entered the options market in April 2006 with its announcement that it would provide connectivity and order routing to options exchanges. Subsequently, in January 2007, Nasdaq filed proposed rules for its options market with the SEC. Due to the derivatives industry’s rapid and continuing volume growth, new entrants to our marketplace may pose additional competition to us.

•

On October 17, 2006, the CME and CBOT announced they had signed a definitive agreement to merge to create an extensive and diverse global derivatives exchange. In January 2007, the IntercontinentalExchange, an electronic energy marketplace, merged with the New York Board of Trade, a leading soft commodity exchange. In November 2006, NYMEX completed its initial public offering, raising approximately $300 million. While these exchanges do not directly compete with us, they may expand their offerings as a result of obtaining leverage and efficiencies from their mergers or capital raising to expand into our marketplace.

Quoting in Penny Increments

In June 2006 we, along with the other options exchanges, received a letter from the SEC requesting the exchanges to plan for the implementation of a pilot program to quote certain options in pennies. On January 26, 2007, all of the options exchanges initiated a pilot program to quote the following options in pennies:

• AMD—Advanced Micro Devices Inc.	• MSFT—Microsoft Corp.
• CAT—Caterpillar Inc	• QQQQ—Nasdaq 100 Trust Shares
• FLEX—Flextronics International Ltd	• SMH—Semiconductor HOLDRS
• GE—General Electric Co.	• SUNW—Sun Microsystems Inc.
• A—Agilent Technologies Inc.	• TXN—Texas Instruments Inc.
• INTC—Intel Corp.	• WFMI—Whole Foods Markets Inc.
• IWM—ishares Russell 2000 Index

The pilot program is being conducted with trading increments of one-cent for options trading up to $3.00 and in five-cent increments for options trading above $3.00 for 12 of the pilot options. All options on one ETF, the QQQQ, are being quoted in one-cent increments.

Quoting in penny increments might benefit investors with small orders because they might receive more favorable prices and the industry may experience higher volumes. However, penny trading may also have other perceived implications, including:

•	Decreased liquidity for large size orders—Market makers commit significant amounts of capital to make markets and profit from the spread between the bid and ask prices. As the spreads decrease,

market makers will have to commit additional capital to maintain their profit margins. Market makers may decrease the size of their quotes in order to mitigate the risk of the increased capital commitments.

•

Decreased market makers’ profitability—As market makers tighten their quotes, they reduce their profit margins. To offset this decline, market makers may pressure exchanges to reduce their fees. For example, NYSE Arca changed their pricing for options trading in the penny pilot from an execution fee for each transaction to a rebate for liquidity providers and fee for liquidity removers. BOX also reduced their fees for options in the penny pilot. However, to the extent industry volumes increase at a rate to offset profit margin reductions, market maker profitability may not be as adversely affected.

•

Reduction or elimination of payment-for-order-flow—There have been discussions among industry observers and comments from senior SEC officials that the introduction of penny quoting could eliminate or significantly reduce payment-for-order-flow as market makers would not be able to sustain these programs as a result of decreased profit margins. The industry experienced this trend in the equities markets when those markets began to trade in pennies. We believe payment-for-order-flow will decline but not be eliminated. As the equities markets experienced, there will be a segment of order flow that market makers will want to pay for in order to interact with and earn profits. In January 2007, we reduced payment-for-order-flow fees for options in the penny pilot program from $0.65 per contract to $0.25 in order to defray the costs market makers may experience in the penny pilot. NYSE Arca eliminated its payment-for-order-flow fee with its recent pricing announcement. In February 2007, PHLX also reduced its payment-for-order-flow fees for options in the penny pilot program to 25-cents from 70-cents per contract.

•

Increased message traffic and capacity concerns—There is concern that penny quoting will lead to a significant increase in message traffic which could strain the capacity of systems and increase costs for exchanges, broker-dealers and market data vendors. The options exchanges have filed quote mitigation plans with the SEC to handle the increased message traffic. If the SEC were to decide to extend the pilot to a significantly greater number of symbols, we will incur additional costs to upgrade our systems and data center requirements.

Based on our limited experience during the first several weeks of the pilot we have observed an increase in quote traffic, a narrowing of spreads, a reduction in size, an increase in volume, and a decrease in payment for order-flow.

Cross-Portfolio Margining

The SEC has approved new rules, scheduled to go into effect in April 2007, which will alter how brokerage firms determine margin requirements on their customers who use options as risk control tools. The new portfolio margining rules will have the effect of aligning the amount of margin money required to be held in a customer’s account to the risk of the portfolio as a whole. Portfolio margining is expected to significantly reduce margin requirements by examining the combined risk of a portfolio of financial instruments instead of margining each instrument separately. We believe portfolio margining will make trading more efficient by freeing up margin capital for other purposes. This may result in an increase in options trading as investors realize the additional value options have in reducing their overall portfolio risk and increasing their leverage by unlocking capital in their trading accounts.

Our Market Share and Dividend Trade Activity

Our average daily volume of equity options has grown significantly; however, we have experienced seasonal fluctuations on a quarterly basis. While our trading volumes have generally been increasing, over the same period our market share has fluctuated. The following chart reflects our equity options ADV and market share since 2004 on a quarterly basis:

	Q1-04	Q2-04	Q3-04	Q4-04	Q1-05	Q2-05	Q3-05	Q4-05	Q1-06	Q2-06	Q3-06	Q4-06
Our Equity Options ADV	1,485	1,360	1,290	1,590	1,727	1,598	1,694	2,035	2,356	2,372	2,194	2,381
Equity Options Market Share	31.6%	33.5%	34.4%	33.8%	33.1%	32.5%	32.6%	31.9%	32.7%	31.8%	32.2%	30.1%

While we do monitor our market share, we do not believe it is the primary indicator of the health of our business relative to absolute volume growth, which is what drives our revenues.

In particular, we believe our market share statistics have been negatively impacted by the execution of large crossing transactions commonly referred to as “dividend trades.” The industry has experienced increased activity in this type of trading activity. Dividend trades are options transactions in which very large quantities of “in-the-money” calls are purchased and exercised simultaneously in order to establish ownership in the stock just prior to the ex-dividend date. The exchanges that facilitate these transactions have instituted fee caps which encourage market makers to enter extremely large size orders and engage in this activity. We believe that these transactions serve to distort volume and market share statistics for the industry as well as disadvantage certain customers and therefore, do not encourage or engage in this activity.

Average Net Transaction Fee per Side

Our revenues are primarily driven by our trading volumes, pricing and trade mix. In 2006, we have experienced an increase in our average net transaction fee per side which we believe is primarily due to recent changes in these drivers. The following reflects our average net transaction fee per side (a non-GAAP measure) and average transaction fee per revenue side:

	Year Ended December 31,
	2006	2005	2004
Average net transaction fee per side	$0.113	$0.108	$0.111
Average transaction fee per revenue side	$0.176	$0.178	$0.180

There are a number of factors that have contributed to the increase in our average net transaction per side. These changes included the following:

•

Growth in premium products—In 2005, we began charging for non-broker-dealer customer transactions on certain option classes, which we define as “premium products.” Premium products are those which we believe warrant the same or higher pricing for non-broker-dealer customer orders as our broker-dealer orders. These products include options on all licensed and proprietary index options we offer, and options on most other exchange traded funds, or ETFs. Our average daily volume in premium products has increased substantially from approximately 89,000 in the first quarter of 2005 to approximately 279,000 in the fourth quarter of 2006.

•

Lower percentage of non broker-dealer customer orders—As a result of competitive pressures, we generally do not charge our exchange members for executing non-broker-dealer customer orders on our exchange with the exception of premium products. Generally, an increase in our non-broker-dealer customer orders reduces our average revenue per side. As a percent of our total sides, non-broker-dealer customer sides have been increasing from 37.6% in the first quarter of 2004, reaching a high of 43.1% during the first quarter of 2006; however, it has decreased to 40.4% during the fourth quarter of 2006. We believe this decrease may be due in part to changes in our cancellation fees as well as changes in order-flow practices at various brokerage firms. As this percentage has decreased, we have experienced an increase in our average net transaction fee per side.

•

Increase in institutional trading—In 2005, we began to aggressively roll-out system functionality and trading enhancements targeted to institutional investors. We also increased our dedicated sales, marketing and educational efforts. We believe that as a result of these efforts, we have seen an increase in institutional order flow which partly contributed to an increase in our firm proprietary trading as a percent of our overall trade mix. This increase, together with price increases that we instituted for firm proprietary orders in 2005, contributed to an increase in our average net transaction fee per side. As a percent of our total equity and index average daily volume, functionality we have introduced targeted to institutions has increased from approximately 9% in the first quarter of 2004 to 23% in the fourth quarter of 2006. As a percent of our total equity and index average daily volume, firm proprietary trading has increased from 7.0% in the first quarter of 2004 to 13.1% in the fourth quarter of 2006.

•

Changes in cancellation fees—In 2006, we changed the methodology and increased fees for canceling orders on our exchange. Since the change, we have not experienced a decrease in cancellation activity; therefore, the revenues we earn from cancellation activity has increased our average net transaction fee per side. Effective February 2007, we increased the fee from $1.25 to $1.50 per canceled order.

•

Non-ISE market maker fees—In 2006, we began charging a fixed higher fee for orders sent to our exchange for execution by an EAM on behalf of a non-ISE market maker. We changed this fee as non-ISE market makers do not pay all of the same fees that ISE market makers pay, such as trading rights and regulatory fees. Therefore, ISE market makers were subsidizing non-ISE market makers’ trading. We have experienced an increase in these orders concurrent with our fee change resulting in an increase in our average net transaction fee per side.

•

Lower market maker fees—Market makers volumes have been increasing; however, market makers pay a variable fee based on the overall volume on our exchange. This fee decreased as our overall exchange volume has been increasing in 2006, thereby contributing to a decrease in our net transaction fee per side and partly offsetting the increases noted above.

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

New Product Offerings

As part of our strategy to provide our exchange members with value added services and to diversify our revenue stream, we seek to add new functionality and products to our exchange offering. Over the past two years, we introduced the following new products:

•

Index Options—In 2005, we began to actively market our index trading initiative which includes both proprietary and licensed indexes. Prior to 2005, our volume in index options trading was minimal. We currently list options on 28 indexes. Our index options trading volume increased from 18,000 contracts in 2005 to 33,000 contracts daily in 2006.

•

Second Market—In July 2006, we announced a Second Market that nearly doubles the total number of equity options classes listed on our exchange. Together with our Primary Market, exchange members have access to equity options that represent approximately 99% of industry volume through our platform. Prior to launching our Second Market, we listed equity options that represented approximately 97% of the total industry volume. Our Second Market will leverage our existing technology and infrastructure and comply with our existing listing requirements rules. Market makers in our Primary Market are eligible to make markets in our Secondary Market by paying a monthly access fee. New market makers are eligible to make markets in our Second Market without purchasing trading rights, but rather by paying a monthly access fee, as well as a surcharge on the transactions they execute in our Second Market. In addition, we charge a transaction fee for non-broker-dealer customer orders and do not maintain a payment for order flow program. We began trading in our Second Market on October 9, 2006, with an initial listing of twenty options classes. As of February 12, 2007, we have approximately 700 listings.

•

ETF Trading—We continue to expand our index business beyond options trading with the impending launch of three new ETFs and a structured note. In February 2007, we entered into an agreement with First Trust Advisors, a major investment management firm, to create and list ETFs based on the following indexes: ISE Water (HHO), ISE-REVERE Natural Gas (FUM), and ISE ChIndia (symbol still to be decided). The “ChIndia” ETF will be based on a new ISE index, currently in the development stages that will include U.S. listings of firms domiciled in China and India. The ETFs will be listed on the AMEX under the symbols FWT, FNG, and FCI, respectively. This marks another ‘first’ for ISE as these indexes are now officially benchmarks for asset management. It also reinforces our goal to broaden our product offering on our indexes. In addition, Bear Stearns has announced that it is creating a structured note on ISE SINdex making it the second note they developed based on an ISE Index; ISE Homeland Security was the first. The note will link the performance of ISE SINdex relative to the S&P 500, and will be traded over-the-counter.

The introduction of new functionality or product offerings generally require SEC approval which subjects us to certain competitive disadvantages due to the time it takes to obtain SEC approval.

OMX

All of our market participants have their options orders matched using exchange trading technology developed for our exchange by us in collaboration with OMX. OMX specializes in developing electronic exchanges and has delivered electronic trading systems to a number of international exchanges and clearing houses. Our options trading system is an enhanced version of OMX’s standard trading software platform, modified to include functionality we designed to accommodate the complexities of options trading strategies and U.S. securities regulations. We currently have two main contracts with OMX—a Delivery and License Agreement, where OMX granted us a license to use its exchange software and trading application for equities products based on cash and derivatives, as well as for derivatives on fixed income, currency and commodities; and a Support Agreement, where OMX provides us with customer service, support and enhancements to the software.

On September 28, 2006, we entered into a new binding agreement with OMX. This agreement provides for a period of exclusive dealings with OMX and the general terms and conditions which will be contained in definitive agreements pursuant to which OMX will develop, deliver, and license certain exchange application software and related technology to us and provide customary on-going maintenance and support services. This new software license is intended to replace our current OMX license. The new license will allow us to use OMX’s technology and software in the United States for derivatives on cash equities, fixed income, currency and commodities, as well as cash equities. We will pay a total license and development fee in the range of $5.2 million to $11.8 million, based on the scope and complexity of the development effort. The term of the new license is 99 years. We may terminate this arrangement prior to acceptance of the software if:

•	there is any fundamental change to the OMX’s software or technology;

•	OMX determines to cease the commercial development or material progress towards the commercial development of the software and technology; or

•	OMX commits a material breach of any provision of this arrangement and fails to resolve such breach within a reasonable time after receiving notice.

If we terminate the agreement, then we will be obligated to pay OMX all amounts accrued. In addition, we have the right to optout of the arrangement if we undergo a merger or acquisition on or before a specified date or if OMX undergoes a change of control. If we optout under those circumstances, then OMX will retain fees accrued to them and we will pay a pre-determined optout penalty fee.

Exclusive Listing of Options and Related Litigation

We have aggressively sought an end to exclusivity in certain indexes by demonstrating the benefits of multiple listing to index licensors and retail and institutional investors. In 2004, we successfully brought an end to exclusivity in Nasdaq-100 Index, all Russell indexes (including Russell 1000 and 2000), and S&P MidCap 400. We currently list options on S&P MidCap 400, the Nasdaq-100, Mini Nasdaq-100, Russell 1000 Index, Russell 2000 Index and Mini-Russell 2000 Index.

In 2005, we announced our intention to trade options on SPDRs and DIAMONDS ETFs without a license. S&P and Dow Jones brought suit against us alleging that our unlicensed trading infringed their intellectual property rights. In June 2006, the Court of Appeals unanimously affirmed the ruling of the District Court which dismissed the complaints of Dow Jones and against us. The District Court ruled that our unlicensed trading did not infringe the plaintiffs’ intellectual property rights and dismissed the complaints. The Court of Appeals unanimously affirmed the District Court, finding that our creating, listing, trading, and clearing of options on the shares of exchange traded funds that track the performance of stock market indexes does not constitute misappropriation of the stock market index owners’ intellectual property or unfair competition, and that our use of the SPDRs and DIAMONDS trademarks in listing those options does not constitute trademark infringement or dilution.

On November 2, 2006, we filed a complaint in the U.S. District Court for the Southern District of New York seeking to end the exclusive listing of certain index options (the “ISE NY Action”). We asked the District Court to issue a declaratory judgment ordering that we do not need a license to list index options on the DJIA and S&P 500 Index. Currently, these two actively-traded index options trade exclusively on CBOE pursuant to licensing agreements between CBOE, Dow Jones, and McGraw-Hill. On November 15, 2006, Dow Jones, McGraw-Hill, and CBOE filed a complaint against us and OCC in the Circuit Court of Cook County, Illinois, asking the Circuit Court to issue a declaratory judgment ordering, among other things, that we may not list index options on the DJIA and S&P 500 Index without a license from Dow Jones and McGraw-Hill (the “Defendants’ Action”). On December 22, 2006, Dow Jones and McGraw-Hill filed a motion to dismiss or stay the ISE NY Action pending a decision in the Defendants’ Action. We intend to file papers in the ISE NY Action opposing the defendants’ motion to dismiss or stay, and asking the court to stay all proceedings in the Defendants’ Action while the ISE NY Action proceeds.

ISE Stock Exchange

On April 19, 2006, we announced that we were entering the equities market through the launch of ISE Stock Exchange in partnership with key strategic investors. The ISE Stock Exchange began trading on September 8, 2006 with its first product, MPM. MPM is a continuous, instantaneous, fully automated, and anonymous matching platform for trading stock. MPM’s matching platform executes orders at the midpoint price of the NBBO throughout the trading day. On December 8, 2006, the ISE Stock Exchange successfully launched its fully-displayed stock market. With the launch of the fully-displayed market, the ISE Stock Exchange now offers the only fully-electronic dual structure that provides integrated access to both displayed and non-displayed liquidity pools.

Under U.S generally accepted accounting principles, or GAAP, ISE Stock Exchange is a variable interest entity, or VIE, and we have begun to consolidate its results on our Statement of Financial Condition as of December 31, 2006. Currently, consolidation will not have an impact on our financial results as under the terms of the Limited Liability Company Agreement of ISE Stock Exchange, we do not participate in any losses.

Longitude

On March 24, 2006, we acquired the intellectual property and other related assets of Longitude, Inc., inventor of a proprietary and patented technology that uses parimutuel principles to run derivatives auctions which aggregate liquidity and produce fair and efficient market-driven prices. The new entity that we organized to acquire those assets, Longitude LLC, became an operating unit of ISE. Initially, Goldman Sachs was a minority investor in Longitude, however, in November 2006, we purchased Goldman Sachs’ interest. Currently, the products offered include options on economic data in partnership with the CME and options on certain energy market statistics in partnership with ICAP Energy and NYMEX. This acquisition is part of our strategy to deliver expanded product offerings to the industry that demonstrates our commitment to growth and innovative technology. Our results for 2006 reflect the operating results of Longitude. We do not expect the operating results of Longitude to have a material effect on our financial results in 2007.

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

Revenues

Transaction Fees

Transaction fees have accounted for, and continue to account for, a majority of our revenues and are primarily driven by contract trading volumes, pricing changes and the proportion of non-broker-dealer customer volume in the trading mix. We have three general fee categories—market maker, firm proprietary and non-broker-dealer customers.

Historically, our transaction fee has varied based upon the overall contract trading volume on our exchange. This variable fee applied to market maker, firm proprietary, and customer premium product transactions. However, beginning in December 2005, we modified our fee schedule to apply the variable fee only to market maker transactions. Based on our current fee structure, our transaction fee for market makers will change when our monthly ADV reaches the following thresholds:

Monthly ADV (in thousands)	Transaction Fee
1,045 - 1,343	$0.19
1,343 - 1,880	$0.18
1,880 - 3,133	$0.17
3,133 - 9,400	$0.16
Greater than 9,400	$0.15

As a result of competitive pressures, we generally do not charge our exchange members for executing non-broker-dealer customer orders on our exchange with the exception of premium products and our Second Market. Generally, an increase in our non-broker-dealer customer orders reduces our average revenue per side. As a percent of our total sides, non-broker-dealer customer sides have been increasing, reaching a high of 43.1% during the first quarter of 2006. However, it has decreased to 40.4% during the fourth quarter of 2006. We have also experienced an increase in firm proprietary trading as a percent of our overall trading mix from 7.0% in the first quarter of 2004 to 13.1% in the fourth quarter of 2006. We believe this increase is an indicator of increased institutional use of our trading platform. Also included in transaction fees are fees we charge exchange members for canceling orders. We have recently changed and raised this fee and may continue to do so in the future.

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

Member Fees and Other

Member fees and other are primarily driven by (a) the number of participants that become members of our exchange; (b) capacity requirements that are dictated by the number of quotes or orders submitted to our trading system as well as the communication method chosen by the member; and (c) revenue from the sale of CMM trading rights. In 2002, we created 60 CMM trading rights to sell for $1.5 million each. Each CMM trading right grants the holder the right to trade as a CMM on our options exchange. We currently recognize revenue from the sale of these CMM trading rights over an estimated useful life of 14 years on a straight line basis. As of the end of 2006, we have 10 remaining CMM trading rights to sell. We seek appropriate buyers for these CMM trading rights based on their ability to provide significant liquidity to our markets. The proceeds we receive from the sales, less taxes and bonuses we pay on those sales, have been distributed to our stockholders. Unsold CMM trading rights do not generate revenue for us. Accordingly, based on requests by potential exchange members, we decided in 2006 to offer to lease the unsold CMM trading rights for one year periods, for $150,000 per year. We anticipate leasing or selling all of the remaining unsold CMM trading rights and may effect such sales at anytime. However, we have no present agreements with any entity to purchase or lease the remaining CMM trading rights and we cannot assure such sale or lease will take place. As of December 31, 2006, we sold 50 CMM trading rights. Other fees represent revenues from our subsidiary, Longitude.

Market Data Fees

Market data revenues are primarily driven by the proportional number of trades executed on our exchange as well as the OPRA profits. We expect our market data revenues to continue to fluctuate based upon our market share of trades and OPRA’s profitability. Our market share of trades is partly driven by our trade size or our average contracts per trade. With the exception of the first quarter of 2006, we have generally been experiencing an increasing number of contracts per trade. We believe the increase in number of contracts per trade is an indicator of increased trading by institutional investors, who generally trade in larger size than retail investors. To the extent we are successful in our efforts to increase trading by institutional investors, we may experience a decrease in our market data revenues; however, this decrease would be more than offset by increased transaction fee revenues due to the increased trading. Also, to the extent the SEC expands the number of options included in the penny pilot, we would expect OPRA to have increased costs for upgrading the capacity of its systems which may reduce our market data revenues. Additionally, beginning in the second quarter of 2006, we began to record revenues from our own market data offering. We do not expect the revenues generated from this offering to be material to our 2007 results.

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

•

License fees we pay for our exchange members to trade licensed products, primarily options on certain ETFs and indexes. This expense is offset by surcharges we charge our exchange members for trading these products which is included in transaction fees. We expect these fees to decrease as we no longer pay such fees on certain ETFs, including in October 2006 license fees on the QQQQ’s.

Expenses

Compensation and Benefits

Employee compensation and benefits expense is primarily driven by changes in our headcount and levels of incentive compensation. We may continue to increase our headcount to support our business initiatives which will lead to higher compensation and benefits expense. We also may experience fluctuations in our incentive compensation as a portion of that expense is based on our profitability. We may also incur costs for a success bonus, in the form of cash and/or stock, payable to our executive officers and certain directors if and when we sell our remaining 10 CMM trading rights.

Technology and Communication

Technology and communication expense is primarily driven by costs associated with our trading system and generally fluctuates based upon long-term trends in our business activity. Certain elements of this expense, which we incur in anticipation of certain transaction volume levels, have both a fixed and variable nature. Once we incur these expenses initially, we may not incur them going forward on a recurring, annual basis. As a result of the importance of our systems to the viability of our business, we continue to invest heavily in areas such as system capacity and reliability, increased functionality and performance and security and expect the costs to increase in 2007. We also must modify our systems from time to time to comply with various regulatory requirements and competitive responses. The expenses we incur for these modifications may vary substantially from period to period. We anticipate technology and communication expense to fluctuate with increases in volumes and trading system enhancements as well as technology changes in the industry. In addition, if the SEC were to decide to extend its penny quoting pilot to a significantly greater number of options, we will incur additional costs to upgrade our systems.

Occupancy

Occupancy expense is primarily driven by our facility needs due to headcount or system needs as well as back-up facilities. We anticipate higher occupancy costs in the future to support our growth, computer operations and disaster recovery needs.

Professional Fees

Professional fees are generally discretionary in nature, however there are non-discretionary components, such as accounting, audit and regulatory fees. As a SRO, we are required to regulate our exchange members and as such, we employ the services of the NASD to perform certain of these functions on our behalf. Furthermore, certain expenses, such as those related to new business initiatives or litigation may fluctuate from year to year.

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

Interest and Investment Income

Interest and investment income is primarily driven by our available cash balances and changes in the market value of securities owned in our previous long-term deferred compensation plan.

Provision for Income Taxes

Provision for income taxes is based on the application of prevailing federal, state and local tax rates. The difference between our effective tax rate and the statutory tax rate may vary from period to period, but primarily results from state and local taxes and the effect of certain non-deductible expenses. We expect our effective tax rate to range from approximately 43% to 44% in 2007.

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

The following table reflects the calculation of our net transaction fees:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per side amounts)
Transaction fees	$157,252	$116,121	$89,532
Less cost of revenues:
Activity remittance fees	16,125	14,075	6,451
ETF and index license fees	7,259	4,816	3,175

Total cost of revenues	23,384	18,891	9,626

Net transaction fees	$133,868	$97,230	$79,906
Total sides	1,183,923	897,392	721,706
Average transaction fee per side	$0.133	$0.129	$0.124
Average cost of revenues per side	(0.020)	(0.021)	(0.013)

Average net transaction fee per side	$0.113	$0.108	$0.111

KEY STATISTICAL INFORMATION

In evaluating the performance of our business, management closely monitors these key statistics for ISE:

	Year Ended December 31,
	2006	2005	2004
Trading days	251	252	252

Average daily trading volume (contracts):(1)(2)

Equity and Index Options
U.S. industry equity and index options traded (in thousands)	8,079	5,969	4,690
Our equity and index options traded (in thousands)	2,358	1,781	1,432
Our market share of equity and index options traded	29.2%	29.8%	30.5%

Equity Options
U.S. industry equity options traded (in thousands)	7,347	5,433	4,300
Our equity options traded (in thousands)	2,326	1,763	1,432
Our market share of equity options traded	31.7%	32.4%	33.3%

Index Options
U.S. industry index options traded (in thousands)	731	536	390
Our index options traded (in thousands)	33	18	—
Our market share of index options traded	4.5%	3.4	—

Our member total trading volume (sides, in thousands):(3)
Customer	487,310	370,772	282,367
Firm proprietary	148,990	84,288	53,464
Market maker	547,623	442,332	385,875

Total	1,183,923	897,392	721,706

Our market share of total industry trading:(4)
Customer	30.0%	30.3%	27.5%
Firm proprietary	25.0%	22.0%	20.1%
Market maker	29.8%	31.5%	36.1%

Revenue:
Average transaction fee per side(5)	$0.133	$0.129	$0.124
Average cost of transaction fee per side(6)	(0.020)	(0.021)	(0.013)

Average net transaction fee per side(6)	$0.113	$0.108	$0.111
Average transaction fee per revenue side(7)	$0.176	$0.178	$0.180

Our trades:(8)
Average contracts per trade	17.6	17.8	17.3
Average trades per day (in thousands)	133.9	100.3	82.8
Total number of trades (in thousands)	33,601	25,269	20,858
Our market share of industry trade volume	32.6%	33.8%	35.0%

Our listed issues:(9)
Average number of issues traded during the period	968	743	655

Our members (average number trading during period):
PMMs	10	10	10
CMMs	146	136	135
EAMs	102	95	95

Total	258	241	240

Employees (period average)
Full-time equivalent (10)	180	185	151

(1)	Represents single counted contract volume. For example, a transaction of 500 contracts on our exchange is counted as a single 500 contract transaction for purposes of calculating our volumes, even though we may receive transaction fees from parties on both sides of the transaction, one side of a transaction, or in some cases, neither side of a transaction.
(2)	Our market share is calculated based on the number of contracts executed on our exchange as a percentage of total industry contract volume.
(3)	Represents each side of a buy or sell transaction. For example, a transaction of 500 contracts on our exchange is counted as two sides of 500 contracts, representing a buy and a sell transaction. We generally do not charge our exchange members for executing non-broker-dealer customer orders on our exchange except for options on our premium products as well as options for listings on our Second Market.
(4)	Represents our market share of total U.S. industry equity and index trading for members trading on our exchange based on contract trading volume.
(5)	Average transaction fee per side is calculated by dividing our transaction fees by the total number of sides executed on our exchange. We generally do not charge our exchange members for executing non-broker-dealer customer orders on our exchange except for options on our premium products as well as options for listings on our Second Market. Comparing our average transaction fee per side to our average transaction fee per revenue side reflects the negative effect of our fee waivers or reductions on our revenues, on a per side basis. For the years ended December 31, 2006, 2005 and 2004, we have waived and discounted $33,613, $27,502 and $21,551 of our fees, respectively.
(6)	Average cost of transaction fee per side is calculated by subtracting cost of revenues from transaction fees, which we refer to as net transaction fees, and dividing the result by the total number of sides executed on our exchange.
(7)	Our average transaction fee per revenue side reflects the transaction fee we charge to our market participants per our publicly available pricing schedules, excluding activity remittance fees and license fees. These schedules were part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the Exchange Act. The SEC may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act.
(8)	Exchange members can have several contracts per trade. Trades represent the number of trades cleared through OCC. Market data revenue is generated on a per trade basis, not on a contract basis.
(9)	By “issues” we mean the number of securities underlying our options. We trade multiple options series on each underlying security.
(10)	Excludes full-time equivalent employees of ISE Stock Exchange beginning April 2006.

We derive our data from our own records and data for the markets in which we compete from information published by or prepared for OCC and OPRA.

Results of Operations

The following table sets forth our consolidated statement of income data for the periods presented as a percentage of total revenue:

	Year Ended December 31,
	2006	2005	2004
Revenues
Transaction fees	77.8%	74.5%	69.1%
Member fees and other	13.0	13.9	17.6
Market data	9.1	11.6	13.3

Total revenues	100.0	100.0	100.0

Cost of revenues
Activity remittance fees	8.0	9.0	5.0
License fees	3.6	3.1	2.4

Total cost of revenues	11.6	12.1	7.4

Gross margin	88.4	87.9	92.6

Expenses
Compensation and benefits	22.8	23.4	25.9
Technology and communications	7.6	8.8	12.5
Occupancy	2.6	2.9	3.1
Professional fees	3.0	3.8	3.1
Marketing and business development	1.6	2.5	2.8
Depreciation and amortization	3.4	3.9	3.1
Other	2.4	2.6	2.2

Total direct expenses	43.3	47.9	52.7
Recovery of legal fees	(0.6)	—	—
Billing reimbursement	1.6	—	—
Reorganization	0.2	0.2	1.6
Offering costs	—	0.6	—

Total expenses	44.5	48.7	54.3

Operating income	43.9	39.2	38.3
Interest and investments	4.1	2.6	1.7
Minority Interest	0.3	—	—

Income before provision for taxes	48.4	41.8	40.0
Provision for income taxes	21.1	19.1	19.7

Net income	27.3%	22.7%	20.3%

YEAR ENDED DECEMBER 31, 2006 VERSUS DECEMBER 31, 2005

Overview

Net income increased 56.0% to $55.2 million in 2006 from $35.3 million in 2005, primarily due to increased trading volumes on our exchange. Our expenses increased 18.5% to $90.0 million in 2006 from $75.9 million in 2005, primarily due to increased compensation and benefits costs.

Revenues

	Year Ended December 31,
	2006	2005	Change	% Change
	(in millions)
Revenues:
Transaction fees	$157.3	$116.1	$41.1	35.4%
Member fees and other	26.4	21.7	4.6	21.3%
Market data	18.5	18.0	0.4	2.4%

Total revenues	202.1	155.9	46.2	29.6%

Cost of revenues:
Activity remittance fees	16.1	14.1	2.1	14.6%
License fees	7.3	4.8	2.4	50.7%

Total cost of revenues	23.4	18.9	4.5	23.8%
Gross margin	$178.7	$137.0	$41.7	30.4%

Transaction Fees

Transaction fee revenues increased 35.4% to $157.3 million in 2006 from $116.1 million in 2005, primarily due to increased trading volumes on our exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options in 2006 increased 35.2% from the comparable period in 2005.

•	Our ADV increased 31.9% over the same period; however our market share decreased to 31.7% from 32.4%.

•	Our ADV in index options was 33,000 in 2006 compared to 18,000 in 2005.

Our average transaction fee per side increased to $0.133 in 2006 from $0.129 in 2005. Over the same period our average net transaction fee per side, a measure we use to evaluate our revenues which excludes activity remittance fees and ETF and license fees, increased to $0.113 from $0.108. Higher premium product volumes for which we charge non-broker-dealer customers as well as changes in our trading mix drove these increases. Firm proprietary trading activity, as a percent of our overall volumes, increased to 12.6% in 2006 from 9.4% in 2005. We believe this shift in mix is a sign of increased institutional trading. Additionally, we recorded higher cancellation fee revenues due to recent changes we initiated in the calculation and the amount we charge for this fee. Partly offsetting these increases was a decrease in average transaction fees charged to our market makers based on our exchange reaching certain overall volume thresholds.

Member Fees and Other

Member fees and other increased 21.3% to $26.4 million in 2006 from $21.7 million in 2005. The increase was primarily driven by an increase in connectivity fees due to a pricing change and revenues from our subsidiary, Longitude. In April 2006, we changed our exchange member connectivity fees to be based on an exchange member’s quote capacity usage versus login activity. Partly offsetting this increase was lower imputed interest from our sale of CMM trading rights. For CMM trading rights sold on an installment basis, we record imputed interest over the term of the installment sale. As installments were paid earlier than scheduled, we accelerated the remaining unrecognized interest in 2005.

Market Data

Market data revenues increased 2.4% to $18.5 million in 2006 from $18.0 million in 2005. The increase was primarily attributable to higher profitability by OPRA compared to the year ago period. Partly offsetting the increase was our lower market share of industry trades. We accounted for 32.6% of total industry trades in 2006 and 33.8% in 2005.

Expenses

	Year ended December 31,
	2006	2005	Change	% Change
	(in millions)
Expenses:
Compensation and benefits	$46.0	$36.6	$9.4	25.8%
Technology and communications	15.4	13.6	1.8	12.9%
Occupancy	5.2	4.5	0.8	16.7%
Professional fees	6.1	6.0	0.1	1.3%
Marketing and business development	3.2	3.9	(0.8)	(19.0)%
Depreciation and amortization	6.8	6.0	0.8	13.8%
Other	4.8	4.0	0.8	18.7%

Total direct expenses	87.6	74.7	12.9	17.2%
Recovery of legal fees	(1.2)	—	(1.2)	N/M
Billing reimbursement	3.3	—	3.3	N/M
Reorganization	0.3	0.3	0.0	N/M
Offering costs	—	0.9	(0.9)	N/M

Total expenses	$90.0	$75.9	$14.0	18.5%

Compensation and Benefits

Compensation and benefits expense increased 25.8% to $46.0 million in 2006 from $36.6 million in 2005. The increase was primarily due to higher cash incentive compensation resulting from our increased profitability, higher stock based compensation costs, and increased headcount.

Technology and Communication

Technology and communication expense increased 12.9% to $15.4 million in 2006 from $13.6 million in 2005. Fees paid to OMX increased $0.6 million due to additional enhancements and maintenance of our options trading system. Other costs relating to our options trading system increased $1.4 million, primarily for capacity upgrades. Partly offsetting these increases was a decrease in expenses for our exchange member trading network of $0.4 million as we continue to direct exchange members to obtain their own connectivity.

Occupancy

Occupancy expense increased 16.7% to $5.2 million in 2006 from $4.5 million in 2005, primarily due to additional office space we leased in January 2006 to support our growth as well as data center space assumed with the acquisition of Longitude.

Professional Fees

Professional fees increased 1.3% to $6.1 million in 2006 from $6.0 million in 2005. This increase was primarily due to $0.4 million in higher fees paid to NASD to perform certain regulatory function on our behalf, $0.4 million in higher audit and accounting advisory fees, $0.3 million in higher technology consulting related to the development of the ISE Stock Exchange and $0.3 million in other consulting fees related to new business initiatives. Partly offsetting these increases was a $1.4 million decrease in legal fees from the year ago period which included services in anticipation of us becoming a public company as well as litigation costs related to our decision to trade certain ETF’s without a license.

Marketing and Business Development

Marketing and business development expenses decreased 19.0% to $3.2 million in 2006 from $3.9 million in 2005. The decrease was attributable to lower levels of spending on ISE branding campaigns compared to 2005.

Depreciation and Amortization

Depreciation and amortization expenses increased 13.8% to $6.8 million in 2006 from $6.0 million in 2005. This increase was primarily due to a $0.3 million increase in amortization of capitalized software enhancements and $0.3 million of amortization of intangible assets acquired from Longitude, Inc. We also recorded a $0.2 write-down of our OMX Broadened License in 2006 based on our decision to develop our equities trading system internally.

Other Expenses

Other expenses increased 18.7% to $4.8 million in 2006 from $4.0 million in 2005. The increase was attributable to higher board fees as well as an increase in other general expenses to support our overall growth.

Recovery of Legal Fees

We recorded a $1.2 million recovery of legal fees in 2006 associated with our successful litigation to list options on SPDRs without a license. In 2006, we received from S&P a refund of the license fees we paid them for transactions in SPDR options. We returned these fees to our members, less our legal costs.

Billing Reimbursement

We recorded $3.3 million in billing reimbursements to members in 2006 due to an error in our billing system related to fees charged for trading certain complex orders. Upon discovery, we conducted a detailed review of our billing system’s procedures and controls and made improvements in our quality assurance process.

Reorganization

We incurred $0.3 million of reorganization costs in 2006 and 2005. These expenses consisted primarily of legal fees related to our reorganization into a holding company structure which was completed in September 2006.

Offering Costs

We incurred $0.9 million of offering costs in 2005. These expenses consisted primarily of legal fees related to our secondary offering in December 2005.

Interest and Investment Income

Interest and investment income increased to $8.4 million in 2006 from $4.1 million in 2005. The increase was attributable to $4.2 million of additional interest income on higher average cash balances and higher unrealized gains on securities owned of $0.1 million.

Minority Interest

We recorded $0.7 million in minority interest in 2006. This amount represents Goldman Sachs’ minority stockholder’s interest in the loss from Longitude.

Provision for Income Taxes

Our tax provision increased to $42.6 million in 2006 from $29.8 million in 2005. Over the same period our effective tax rate decreased to 43.6% from 45.7% due to higher levels of non-deductible expenses in the previous year and lower state and local taxes.

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

Revenues

	Year Ended December 31,
	2005	2004	Change	% Change
	(in millions)
Revenues:
Transaction fees	$116.1	$89.5	$26.6	29.7%
Member fees and other	21.7	22.9	(1.1)	(5.0)%
Market data	18.0	17.2	0.8	4.8%

Total revenues	155.9	129.6	26.3	20.3%

Cost of revenues:
Activity remittance fees	14.1	6.5	7.6	118.2%
License fees	4.8	3.2	1.6	51.7%

Total cost of revenues	18.9	9.6	9.3	96.2%
Gross margin	$137.0	$120.0	$17.0	14.2%

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

Our average transaction fee per side increased 4.0% to $0.129 in 2005 from $0.124 in 2004 due to higher activity remittance fees and ETF and index license fees. Activity remittance fees increased due to higher assessments on our transactions pursuant to Section 31 of the Exchange Act. Also increasing were licensing fees on ETF and index options due to increased volume in these products. Partly offsetting these increases was a decrease in our average pricing from $0.180 to $0.178 as a result of reaching certain overall volume thresholds. Our average net transaction fee per side, which excludes activity remittance fees and ETF and license fees, decreased 2.7% to $0.108 in 2005 from $0.111 in 2004. This decrease was primarily due to the proportional increase in our non-broker-dealer customer sides. We currently do not charge any fees for most non-broker- dealer customer equity options transactions, except for options on our premium products. Had we not charged non-broker-dealer customer sides for trading premium products, our average net transaction fee per side would have been $0.003 less for the year ended December 31, 2005. Non-broker-dealer customer transactions represented 41.3% of all sides executed on our exchange in 2005 compared to 39.1% in 2004. However, overall revenues generated from increased market maker and firm proprietary sides, on which we do charge transaction fees, more than offset the increase in non-broker-dealer customer sides and the decrease in average net transaction fee per side.

Member Fees and Other

Member fees and other decreased 5.0% to $21.7 million in 2005 from $22.9 million in 2004. The decrease was primarily driven by lower imputed interest, communication and software fees and regulatory and administrative fees. Imputed interest from our sale of CMM trading rights decreased by $1.1 million due to the prepayments of installments as a result of members selling their CMM trading rights to other broker-dealers. Software fees decreased $0.5 million as reimbursement from our marketing fund ended in July 2004. Communication fees decreased $0.4 million as we continue to direct our members to obtain and pay for their own communication lines to our network, which, in turn, reduces some of our costs associated with these lines. Partly offsetting these decreases was an increase in revenue recognized from the sale of CMM trading rights of $0.5 million and a corresponding increase in membership fees of $0.3 million.

Market Data Fees

Market data revenues increased 4.8% to $18.0 million in 2005 from $17.2 million in 2004. The increase was primarily attributable to increased profit by OPRA during the period. Our number of trades increased 21.1% during the timeframe. We accounted for 33.8% of total industry trades in 2005 and 35.0% in 2004.

Expenses

	Year ended December 31,
	2005	2004	Change	% Change
	(in millions)
Expenses:
Compensation and benefits	$36.6	$33.5	$3.1	9.1%
Technology and communications	13.6	16.3	(2.6)	(16.1)%
Occupancy	4.5	4.0	0.5	11.6%
Professional fees	6.0	4.0	1.9	47.8%
Marketing and business development	3.9	3.7	0.3	7.2%
Depreciation and amortization	6.0	4.0	2.0	51.2%
Other	4.0	2.9	1.1	40.9%

Total direct expenses	74.7	68.4	6.3	9.2%
Reorganization	0.3	2.1	(1.8)	(83.9)%
Offering costs	0.9	—	0.9	N/M

Total expenses	$75.9	$70.5	$5.5	7.7%

Compensation and Benefits

Compensation and benefits expense increased 9.1% to $36.6 million in 2005 from $33.5 million in 2004. The increase was primarily due to increased headcount and higher stock-based compensation. Our headcount increased to 185 as of December 31, 2005 from 151 as of December 31, 2004 driven by new business initiatives, support for our overall growth, and public company requirements. Also included in compensation and benefits is $4.8 million of stock-based compensation related to options and restricted stock we granted in connection with year-end compensation and our initial public offering. We adopted SFAS No. 123(R) effective January 1, 2005 as part of our initial public offering, and accordingly began to expense options, which accounted for $0.9 million of our total stock based compensation for the year ended December 31, 2005. Partly offsetting these increases is lower cash incentive compensation of $2.2 million. Our incentive compensation was higher in 2004 due to a higher cash bonus pool in connection with our initial public offering. Also decreasing were success bonuses payable in conjunction with sales of CMM trading rights which decreased by $2.5 million.

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

Professional Fees

Professional fees increased 47.8% to $6.0 million in 2005 from $4.0 million in 2004. The increase was primarily due to higher public company related expenses for accounting and legal services. In addition, we incurred legal fees in connection with ongoing litigation from our decision to list options on certain ETFs without seeking a license from the creators of the indexes underlying those ETFs, and a challenge to our creation and dissemination of the ISE Gold Index. The revenues we have earned from trading these ETFs has more than offset any legal fees we have incurred.

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

Provision for Income Taxes

Our tax provision increased to $29.8 million in 2005 from $25.5 million in 2004. Our rate was 45.7% in the year ended December 31, 2005 compared to 49.4% in 2004 due to higher levels of non-deductible reorganization expenses. Our rate during 2005 also reflects a lower tax rate on returns from our invested cash.

Quarterly Results

The following tables set forth selected unaudited consolidated quarterly statement of income data, both in dollar amounts and as a percentage of total revenues, and selected unaudited consolidated quarterly operating data for the twelve quarters ended December 31, 2006. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such. We believe we experience increased levels of trading activity in the first and second quarters of each year, primarily in the winter and spring months, and decreased levels of trading activity in the third and fourth quarters of each year, primarily in the summer and holiday months. To date, these seasonal trends may be masked by the significant quarter-over-quarter growth in our trading volumes and operating results.

	Three Months Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except per share amounts) (unaudited)
Revenues
Transaction fees	$24,386	$20,862	$20,085	$24,199	$26,714	$26,987	$28,731	$33,689	$36,867	$40,682	$38,778	$40,925
Member fees and other	5,192	5,791	5,584	6,308	5,546	5,214	5,345	5,634	5,622	6,330	6,946	7,467
Market data	3,900	4,329	4,376	4,606	4,625	4,787	4,367	4,260	5,055	4,095	4,357	4,957

Total revenues	33,478	30,982	30,045	35,113	36,885	36,988	38,443	43,583	47,544	51,107	50,081	53,349

Cost of revenues
Activity remittance fees	2,734	1,083	1,112	1,522	2,702	3,022	3,514	4,837	4,345	3,706	3,525	4,549
License fees	669	789	764	953	931	1,323	1,200	1,362	1,625	2,321	2,106	1,207

Total cost of revenues	3,403	1,872	1,876	2,475	3,633	4,345	4,714	6,199	5,970	6,027	5,631	5,756

Gross margin	30,075	29,110	28,169	32,638	33,252	32,643	33,729	37,384	41,574	45,080	44,450	47,593

Expenses
Compensation and benefits	7,555	7,760	7,572	10,620	8,227	9,906	9,293	9,141	11,368	11,476	11,864	11,293
Technology and communications	4,693	4,123	2,953	4,497	3,383	3,251	3,602	3,412	3,518	3,739	4,140	4,008
Occupancy	861	942	1,106	1,117	1,105	1,054	1,169	1,164	1,318	1,396	1,273	1,257
Professional fees	958	640	799	1,651	1,487	1,150	1,439	1,908	1,628	1,443	1,432	1,558
Marketing and business development	843	751	961	1,130	586	1,093	1,157	1,113	622	816	751	1,010
Depreciation and amortization	487	534	1,455	1,504	1,498	1,511	1,519	1,489	1,517	1,839	1,727	1,762
Other	728	555	806	780	769	1,139	924	1,211	1,033	1,538	1,092	1,135

Total direct expenses	16,125	15,305	15,652	21,299	17,055	19,104	19,103	19,438	21,004	22,247	22,279	22,023
Recovery of legal fees	—	—	—	—	—	—	—	—	—	—	—	(1,210)
Billing reimbursement	—	—	—	—	—	—	—	—	—	—	—	3,297
Reorganization	—	577	971	559	102	—	203	34	24	105	197	—
Offering costs	—	—	—	—	—	54	279	569	—	—	—	—

Total expenses	16,125	15,882	16,623	21,858	17,157	19,158	19,585	20,041	21,028	22,352	22,476	24,110

Operating income	13,950	13,228	11,546	10,780	16,095	13,485	14,144	17,343	20,546	22,728	21,974	23,483
Interest and investment income	305	514	155	1,232	322	1,027	1,319	1,395	1,611	1,535	2,281	2,934
Minority interest	—	—	—	—	—	—	—	—	—	272	223	155

Income before provision for taxes	14,255	13,742	11,701	12,012	16,417	14,512	15,463	18,738	22,157	24,535	24,478	26,572
Provision for income taxes	6,843	6,795	5,951	5,958	7,556	6,377	7,072	8,778	9,739	10,832	10,520	11,499

Net income	$7,412	$6,947	$5,750	$6,054	$8,861	$8,135	$8,391	$9,960	$12,418	$13,703	$13,958	$15,073

Earnings per share:
Basic	$0.23	$0.22	$0.18	$0.19	$0.27	$0.22	$0.23	$0.27	$0.33	$0.37	$0.37	$0.40
Diluted	$0.22	$0.20	$0.17	$0.18	$0.25	$0.21	$0.22	$0.26	$0.32	$0.35	$0.35	$0.38
Weighted average number of shares outstanding:
Basic	32,139	32,139	32,139	32,139	33,059	36,741	36,742	36,803	37,102	37,380	37,528	37,895
Diluted	33,916	33,918	33,920	33,921	34,946	38,818	38,843	38,976	39,254	39,477	39,885	40,049

	Three Months Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Revenues
Transaction fees	72.8%	67.3%	66.8%	68.9%	72.4%	73.0%	74.7%	77.3%	77.5%	79.6%	77.4%	76.7%
Member fees and other	15.5	18.7	18.6	18.0	15.0	14.1	13.9	12.9	11.8	12.4	13.9	14.0
Market data	11.6	14.0	14.6	13.1	12.5	12.9	11.4	9.8	10.6	8.0	8.7	9.3

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues
Activity remittance fees	8.2	3.5	3.7	4.3	7.3	8.2	9.1	11.1	9.1	7.3	7.0	8.5
License fees	2.0	2.5	2.5	2.7	2.5	3.6	3.1	3.1	3.4	4.5	4.2	2.3

Total cost of revenues	10.2	6.0	6.2	7.0	9.8	11.7	12.3	14.2	12.6	11.8	11.2	10.8

Gross margin	89.8	94.0	93.8	93.0	90.2	88.3	87.7	85.8	87.4	88.2	88.8	89.2

Expenses
Compensation and benefits	22.6	25.0	25.2	30.2	22.3	26.8	24.2	21.0	23.9	22.5	23.7	21.2
Technology and communications	14.0	13.3	9.8	12.8	9.2	8.8	9.4	7.8	7.4	7.3	8.3	7.5
Occupancy	2.6	3.0	3.7	3.2	3.0	2.8	3.0	2.7	2.8	2.7	2.5	2.4
Professional fees	2.9	2.1	2.7	4.7	4.0	3.1	3.7	4.4	3.4	2.8	2.9	2.9
Marketing and business development	2.5	2.4	3.2	3.2	1.6	3.0	3.0	2.6	1.3	1.6	1.5	1.9
Depreciation and amortization	1.5	1.7	4.8	4.3	4.1	4.1	4.0	3.4	3.2	3.6	3.4	3.3
Other	2.2	1.8	2.7	2.2	2.1	3.1	2.4	2.8	2.2	3.0	2.2	2.1

Total direct expenses	48.2	49.4	52.1	60.7	46.2	51.6	49.7	44.6	44.2	43.5	44.5	41.3
Recovery of legal fees	—	—	—	—	—	—	—	—	—	—	—	(2.3)
Billing reimbursement	—	—	—	—	—	—	—	—	—	—	—	6.2
Reorganization	—	1.9	3.2	1.6	0.3	—	0.5	0.1	0.1	0.2	0.4	—
Offering costs	—	—	—	—	—	0.1	0.7	1.3	—	—	—	—

Total expenses	48.2	51.3	55.3	62.3	46.5	51.8	50.9	46.0	44.2	43.7	44.9	45.2

Operating income	41.7	42.7	38.4	30.7	43.6	36.5	36.8	39.8	43.2	44.5	43.9	44.0
Interest and investment income	0.9	1.7	0.5	3.5	0.9	2.8	3.4	3.2	3.4	3.0	4.6	5.5
Minority interest	—	—	—	—	—	—	—	—	—	0.5	0.4	0.3

Income before provision for taxes	42.6	44.4	38.9	34.2	44.5	39.2	40.2	43.0	46.6	48.0	48.9	49.8
Provision for income taxes	20.4	21.9	19.8	17.0	20.5	17.2	18.4	20.1	20.5	21.2	21.0	21.6

Net income	22.1%	22.4%	19.1%	17.2%	24.0%	22.0%	21.8%	22.9%	26.1%	26.8%	27.9%	28.3%

	Mar. 31, 2004	Jun. 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005	Sept. 30, 2005	Dec. 31 2005	Mar. 31, 2006	Jun. 30, 2006	Sept. 30, 2006	Dec. 31 2006
Trading days	62	62	64	64	61	64	64	63	62	63	63	63
Average daily trading volume (contracts)(1)(2)
Equity and Index Options
Total U.S. industry equity options traded (in thousands)	5,078	4,449	4,114	5,121	5,700	5,439	5,734	7,006	7,828	8,290	7,524	8,669
Our equity options traded (in thousands)	1,485	1,360	1,290	1,590	1,732	1,616	1,717	2,059	2,384	2,408	2,227	2,415
Our market share of equity options traded	29.2%	30.6%	31.4%	31.0%	30.4%	29.7%	29.9%	29.4%	30.5%	29.0%	29.6%	27.9%
Equity Options
Total U.S. industry equity options traded (in thousands)	4,697	4,062	3,747	4,699	5,223	4,923	5,203	6,387	7,202	7,460	6,815	7,910
Our equity options traded (in thousands)	1,485	1,360	1,290	1,590	1,727	1,598	1,694	2,035	2,356	2,372	2,194	2,381
Our market share of equity options traded	31.6%	33.5%	34.4%	33.8%	33.1%	32.5%	32.6%	31.9%	32.7%	31.8%	32.2%	30.1%
Index Options
Total U.S. industry index options traded (in thousands)	381	387	367	422	477	516	531	619	626	830	709	759
Our index options traded (in thousands)	—	—	—	—	5	18	23	24	28	36	33	34
Our market share of index options traded	—	—	—	—	1.1%	3.6%	4.2%	3.9%	4.5%	4.3%	4.7%	4.5%

Our member total trading volume (sides, in thousands):(3)
Customer	69,275	64,148	64,787	84,156	87,507	86,031	91,555	105,679	127,302	124,486	112,429	123,094
Firm proprietary	12,944	12,552	12,689	15,278	18,219	18,367	22,124	25,579	32,232	40,365	36,402	39,991
Market maker	101,944	91,997	87,767	104,167	105,649	102,446	106,095	128,142	136,097	138,5 59	131,710	141,257

Total sides	184,163	168,697	165,243	203,601	211,375	206,844	219,774	259,400	295,631	303 ,410	280,541	304,342

Our market share of total industry trading:(4)
Customer	24.6%	26.4%	28.6%	30.4%	30.7%	29.8%	30.1%	30.7%	32.1%	29.2%	29.3%	29.6%
Firm proprietary	19.9%	19.9%	20.2%	20.5%	21.2%	20.8%	23.1%	22.7%	24.9%	26.3%	25.8%	23.1%
Market maker	36.1%	37.4%	36.9%	34.3%	32.6%	32%	31.8%	30.1%	30.6%	29.8%	31.2%	28.1%

Revenue:
Average transaction fee per side(5)	$0.132	$0.124	$0.122	$0.119	$0.126	$0.130	$0.131	$0.130	$0.125	$0.134	$0.138	$0.134
Average cost of transaction fee per side(6)	$(0.018)	$(0.011)	$(0.012)	$(0.012)	$(0.017)	$(0.021)	$(0.022)	$(0.024)	$(0.020)	$(0.020)	$(0.020)	$(0.019)

Average net transaction fee per side(6)	$0.114	$0.113	$0.110	$0.107	$0.109	$0.109	$0.109	$0.106	$0.105	$0.114	$0.118	$0.116
Average transaction fee per revenue side(7)	$0.181	$0.180	$0.180	$0.180	$0.180	$0.180	$0.180	$0.171	$0.176	$0.173	$0.176	$0.175

Our trades:(8)
Average contracts per trade	17.6	17.7	17.9	16.3	17.1	17.2	18.6	18.1	16.2	18.7	18.0	17.6
Average trades per day (in thousands)	84.6	76.8	72.2	97.4	101.0	93.9	92.4	114.0	147.2	128.5	123.4	136.5
Total trades (in thousands)	5,247	4,761	4,619	6,232	6,163	6,010	5,913	7,183	9,126	8,098	7,774	8,602
Our market share of industry trade volume	33.2%	34.7%	35.2%	36.8%	35.6%	34.6%	32.8%	32.7%	33.8%	30.6%	32.5%	33.2%

Our listed issues:(9)
Average number of issues traded during the period	611	648	675	678	705	730	747	795	854	898	931	1,203

Our members (average number trading during period)
PMMs	10	10	10	10	10	10	10	10	10	10	10	10
CMMs	126	139	139	135	139	136	129	138	142	144	148	149
EAMs	98	96	93	93	94	95	94	97	102	102	99	104

Total	234	245	242	238	243	241	233	245	254	256	257	263

Employees (period average)
Full-time equivalent (10)	145	152	156	151	164	177	182	185	189	180	178	179

(1)	Represents single counted contract volume. For example, a transaction of 500 contracts on our exchange is counted as a single 500 contract transaction for purposes of calculating our volumes, even though we may receive transaction fees from parties on both sides of a transaction, one side of a transaction, or in some cases, neither side of a transaction.
(2)	Our market share is calculated based on the number of contracts executed on our exchange as a percentage of total industry contract volume.
(3)	Represents each side of a buy or sell transaction. For example, a transaction of 500 contracts on our exchange is counted as two sides of 500 contracts, representing a buy and a sell transaction. We do not currently receive transaction fees from non-broker-dealer customer sides except for options on our premium products as well as options for listings in our Second Market.
(4)	Represents our market share of total U.S. industry equity options trading for members trading on our exchange based on contract trading volume.
(5)	Average transaction fee per side is calculated by dividing our transaction fees by the total number of sides executed on our exchange. We have not charged our members for executing non-broker-dealer customer orders on our exchange except for options on our premium products as well as options for listings in our Second Market. Comparing our average transaction fee per side to our average transaction fee per revenue side reflects the negative effect of our fee waivers on our revenues, on a per side basis.
(6)	Average cost of transaction fee per side is calculated by subtracting cost of revenues from transaction fees, which we refer to as net transaction fees, and dividing the result by the total number of sides executed on our exchange.
(7)	Our average transaction fee per revenue side reflects the transaction fee we charge to our market participants per our publicly available pricing schedules. These schedules were part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the Exchange Act. The SEC may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act.
(8)	Members can have several contracts per trade. Trades represent the number of trades cleared through OCC. Market data revenue is generated on a per trade basis, not on a contract basis.
(9)	By “issues” we mean the number of securities underlying our options. We trade multiple options series on each underlying security.
(10)	Excludes full-time equivalent employees of ISE Stock Exchange beginning April 2006.

Liquidity and Capital Resources

We presently finance our business primarily through cash generated by our operating activities. On March 14, 2005, we sold 4,602,115 shares of common stock at $18.00 per share in our initial public offering, for which we received net proceeds of $70.7 million. We believe that cash flows generated by our operating activities, together with net proceeds from our initial public offering, should be sufficient for us to fund our current operations for at least the next 12 months. In addition, we have access to an uncommitted $10.0 million credit facility and may have the ability to raise capital through issuance of debt or equity to new or existing investors through private and public capital markets transactions, if necessary.

The following table sets forth our net cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net cash provided by operating activities	$72,012	$60,124	$31,017
Net cash (used in)/provided by investing activities	(88,541)	2,595	(40,787)
Net cash provided by/(used in) financing activities	45,617	63,361	(11,070)

Increase/(decrease) in cash and cash equivalents	29,088	126,080	(20,840)
Cash and cash equivalents at beginning of period	170,927	44,847	65,687

Cash and cash equivalents at end of period	$200,015	$170,927	$44,847

Our cash and cash equivalents are primarily comprised of investments in money market accounts and highly liquid investments with maturities of less than 90 days. Assets readily convertible into cash consists of amounts due from our members for transactions executed on our exchange, which are principally reflected in our current accounts receivable, less cash we hold in connection with our payment for order flow program which is discussed below. We charge members for their transactions on a monthly basis and collect these fees within five business days after the end of each month pursuant to a standing agreement with OCC, where we have the ability to withdraw our non-contested fees from members’ security clearing accounts at OCC. Also included in amounts readily convertible into cash are investments of our excess cash in U.S. Treasuries and municipal bonds, which are included in securities owned. Cash and cash equivalents, together with assets readily convertible into cash, accounted for 77.5%, 68.3% and 38.4% of our assets as of December 31, 2006, 2005 and 2004, respectively

Cash and cash equivalents increased to $200.0 million as of December 31, 2006 from $170.9 million as of December 31, 2005:

•

Our net cash provided by operating activities was $72.0 million in 2006 primarily due to increased trading volumes on our exchange partly offset by a tax benefit of $19.2 million related to options exercised by our employees in 2006. Our taxes are reduced by the after tax effect of the difference between the fair market value and strike price of the options our employees exercised.

•

Our net cash used in investing activities was $88.5 million in 2006. We purchased fixed assets of $6.2 million primarily for internally developed trading system software and intangible assets of $2.9 million primarily related to our acquisition of intellectual property and other related assets of Longitude, Inc. We made $79.4 million in net purchases of U.S. treasury securities and municipal bonds.

•

Our net cash provided by financing activities was $45.6 million in 2006. We received $35.6 million in net contributions from minority stockholders in ISE Stock Exchange. This cash is reserved for the use of ISE Stock Exchange. We recorded a tax benefit of $19.2 million related to options exercised by our employees in 2006. Our taxes are reduced by the after tax effect of the difference between the fair market value and strike price of the options our employees exercised. Partly offsetting this increase were share repurchases and dividends. We repurchased $3.0 million of our common stock tendered by our employees to satisfy tax withholding obligations in connection with the vesting of awards of restricted stock. We repurchased these shares based on their fair market value on the vesting date. We paid dividends of $7.6 million in 2006.

Cash and cash equivalents increased to $170.9 million as of December 31, 2005 from $44.8 million as of December 31, 2004 primarily due to the net cash raised in our initial public offering of $70.7 million, partly offset by a special dividend of $11.8 million paid in January 2005 in connection with the proceeds from the sale of CMM trading rights. In addition, cash from operations increased to $60.1 million primarily due to increased trading volumes on our exchange and changes in our tax balances. Our capital expenditures during 2005 primarily related to the enhancement of our trading system.

As of December 31, 2006, 2005 and 2004, included in cash and cash equivalents is $0.6 million, $5.7 million and $6.1 million, respectively, for our payment for order flow program. Under this program we pay our EAMs on behalf of our market makers for order flow sent to the exchange. We assess fees to our market makers, PMMs and CMMs, and distribute those funds to our EAMs. Each PMM has full discretion regarding the payment, and we administer the payments. Accordingly, we reflect the assessments and payments on a net basis with no impact on revenues or expenses. When fees are assessed, we record an asset with a corresponding liability.

As of December 31, 2006, 2005 and 2004, we had a letter of credit agreement totaling $0.4 million, $0.4 million and $0.6 million, respectively, to satisfy lease commitments and administrative obligations.

Financial Condition

Our total assets increased to $396.4 million as of December 31, 2006 from $280.5 million as of December 31, 2005. This increase was primarily due to operating cash proceeds resulting from higher transaction volumes. Also affecting our total assets were the following:

•

Our securities owned increased to $92.8 million as of December 31, 2006 from $17.1 million as of December 31, 2005. Our securities owned are comprised of investments of our excess cash in U.S. treasuries and municipal bonds as well as investments in various mutual funds related to our long-term deferred compensation plan for our employees. Our balance of U.S. treasuries and municipal bonds increased as we invested $79.4 million of excess cash. Mutual fund investments decreased by $3.5 million primarily due to the withdrawal of vested deferred compensation balances by employees.

•

Our income tax receivable was $9.6 million as of December 31, 2006 compared to a payable of $0.4 million as of December 31, 2005 primarily due to tax benefits we realize as a result of options exercised in 2006.

•	Other assets increased to $8.2 million as of December 31, 2006 from $5.3 million as of December 31, 2005 primarily due to the purchase of intangible assets.

Our total liabilities increased to $101.8 million as of December 31, 2006 from $95.5 million as of December 31, 2005. This increase was primarily due to an increase in compensation and benefits payable due to higher incentive compensation as a result of increased profitability as well as higher accounts payable for billing reimbursement to our members.

We recorded $36.3 million of minority interest representing minority stockholder’s interest in ISE Stock Exchange as of December 31, 2006.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of December 31, 2006, which are primarily operating leases for office space and equipment and contractual agreements for trading software license technology enhancements and support of our core trading system from OMX:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating leases	$24,950	$6,368	$7,109	$4,192	$7,281
OMX purchase Obligations	21,123	7,787	9,249	4,087	—
Other purchase Obligations	1,528	500	1,028	—	—

Total	$47,601	$14,655	$17,386	$8,279	$7,281

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

Critical Accounting Policies

Our accounting policy related to our revenue recognition from the sale of CMM trading rights is our most critical accounting policy that requires management to make estimates and judgments that could affect our results.

As of December 31, 2006, we have sold 50 CMM trading rights. The CMM trading rights were each sold pursuant to a purchase agreement for $1.5 million each. Certain CMM trading rights were paid in full on the purchase date, while others are payable in annual installments; however, the purchase agreement grants immediate CMM trading rights upon execution of the purchase agreement.

The CMM trading rights are transferable and have no contractual term. We have an implied performance obligation to maintain our marketplace over the life of the trading right, and therefore recognize the revenue from the sale of the CMM trading rights over the estimated life of the trading right, as the implied performance obligation is fulfilled. We have estimated the life of the trading right at 14 years, and recognize revenue over this period on a straight-line basis.

In order to determine the estimated service life of the trading right, we identified three broad factors affecting the securities industry that have a significant impact on our operations, and therefore, the estimated service life of the CMM trading rights—the securities industry’s challenging operating environment, regulatory changes and technology innovations. We identified specific historical events in the options industry and the broader securities industry for each of these factors, assigned an appropriate time horizon for each event, and calculated an average time horizon for each factor. Based on this analysis, we used the average across all factors, 14 years, as an estimate for the service life of the CMM trading rights.

The occurrence of each historical event considered in the analysis has necessitated significant changes in the business models of the securities exchanges and market participants. Each of the factors identified have had a significant impact on the options industry or broader securities industry, and will have a significant impact on our CMM trading rights.

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

We recognized revenue of $4.9 million, $4.5 million, and $4.0 million in 2006, 2005, and 2004, respectively, from the sale of CMM trading rights.

Recently Issued Accounting Pronouncements

FAS 157 - In September 2006, the Financial Accounting Standards Board, or FASB, issued FAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing this statement to determine what effect, if any, it may have on our financial results.

FIN No. 48 - In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We do not expect the adoption of FIN No. 48 to have a material impact on our financial condition, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

In order to maximize yields, we invest portions of our excess cash in short-term interest earning assets, primarily money market instruments at commercial banks and U.S. treasuries and municipal bonds with maturities of less than two years, which totaled $288.5 million and $175.1 million as of December 31, 2006 and 2005, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Equity Price Risk

We do not trade securities for our own account nor do we maintain inventories of securities for sale. However, we do have investments in various mutual funds that we hold on behalf of our employees as part of our previous long-term performance-based profit-sharing plan. Under the plan, fund awards were granted to our employees, which they in turn invest in various mutual fund investments. Employees vest in the distributions over a period of three years. The participating employees bear the risk of the vested portion of the investments, and we bear the risk of the unvested portion. In addition, we have purchased U.S. treasuries and municipal bonds with our available excess cash in order to increase our return. As a result, we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $0.3 million and $0.5 million as of December 31, 2006 and 2005, respectively.

Item 8.	Financial Statements and Supplementary Data

ISE’s consolidated financial statements, including consolidated statements of financial condition as of December 31, 2006 and 2005, consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, consolidated statements of changes in members and stockholders’ equity for the years ended December 31, 2006, 2005 and 2004, consolidated statements of cash flow for the years ended December 31, 2006, 2005 and 2004 and our notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 26, 2007, are attached hereto as pages F-1 through F-23.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In addition, please see page F-2 of this Annual Report on Form 10-K for “Management’s Report on Internal Control Over Financial Reporting” and page F-3 for the attestation report of Ernst & Young LLP, our registered public accounting firm.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item is included in our Proxy Statement under the headings “Proposal 1 —Election of Directors,” “Corporate Governance,” and “Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference, pursuant to General Instruction G(3).

We have adopted (i) a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and our directors; and (ii) a Code of Ethics for the Senior Financial Officers that applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Head of Internal Audit, Controller and any persons performing similar functions (collectively, the “Codes”). The Codes are publicly available on our website at www.iseoptions.com. If we make any substantive amendments to the Codes or grant any waiver, including any implicit waiver, from a provision of the Codes, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11.	Executive Compensation.

Information required by this Item may be found in our Proxy Statement under the heading “Director Compensation,” “Executive Compensation,” “Compensation, Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated by reference herein, pursuant to General Instruction G(3). Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 407(e)(5) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding the number of shares of our equity securities owned by persons who own beneficially more than 5% of our voting securities and beneficially owned by our directors and certain executive officers and by the directors and executive officers as a group may be found in our Proxy Statement under the heading “Security Ownership” and is incorporated by reference herein, pursuant to General Instruction G(3).

There are no arrangements known to ISE, the operation of which may at a subsequent date result in a change in control of ISE.

Securities Authorized For Issuance Under Equity Compensation Plans

We have four equity compensation plans approved by stockholders, the ISE Omnibus Stock Plan, ISE Security Option Plan, ISE Stock Purchase Plan and Senior Executive Annual Bonus Plan, and one equity compensation plan not approved by stockholders (because approval was not required), the KEYSOP Profit-Sharing Plan.

The following table summarizes information about our equity compensation plans as of December 31, 2006.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,238,724	$5.36	4,151,533
Equity compensation plans not approved by security holders	—	—	—
Total	3,238,724	$5.36	4,151,533

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item with respect to certain relationships and related transactions may be found in our Proxy Statement under the heading “Corporate Governance—Certain Relationships and Related Transactions” and the information relating to the independence of the members of our Board of Directors may be found in our Proxy Statement under the heading “Corporate Governance”, and is each incorporated by reference herein, pursuant to General Instruction G(3).

Item 14.	Principal Accounting Fees and Services.

The information required by this Item with respect to principal accountant fees and services, as well as pre-approval policies and procedures of our Finance and Audit Committee, may be found in our Proxy Statement under the heading “Proposal 4 Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference herein, pursuant to General Instruction G(3).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)-(2) Financial Statements:

(1) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements at page F-1 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

(2) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) EXHIBIT INDEX

Number	Description
2.1**	Second Amended and Restated Plan and Agreement of Merger by and among International Securities Exchange, Inc., International Securities Exchange, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 1, 2006).

3.1**	Certificate of Incorporation of the Registrant, as filed with the office of the Secretary of State of the State of Delaware on November 16, 2004, (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on September 1, 2006).

3.2**	Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on September 1, 2006).

4.1**	See Exhibits 3.1 through 3.2 for provisions of the Certificate of Incorporation and Bylaws for the Registrant defining the rights of holders of common stock of the Registrant.

4.2**	Specimen Stock Certificate.

4.3**	Form of Stockholders Agreement, dated as of May 31, 2002, between the Registrant and the stockholders listed on the schedule therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, filed on November 12, 2004).

4.4**	Form of Counterpart to the Stockholders Agreement between the Registrant and the stockholders listed on the schedule therein (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, filed on October 6, 2004).

4.5**	Amendment No. 1 to the Stockholders Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, filed on January 13, 2005).

4.6**	Form of Adhesion Agreement to the Stockholders Agreement and Amendment No. 1 to the Stockholders Agreement and Schedule of Signatories thereto (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, filed on November 10, 2005, as amended by Amendment No. 1 filed on November 18, 2005).

10.1+**	Delivery and License Agreement, dated as of March 18, 1998, between International Securities Exchange, LLC (as successor-in-interest to International Securities Exchange, Inc.) and OMX Technology AB (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed on November 12, 2004).

10.2+**	Amendment and Supplement to the Delivery and License Agreement and the Support Agreement, dated as of April 10, 2003, between International Securities Exchange, LLC (as successor-in-interest to International Securities Exchange, Inc.) and OMX Technology AB (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed on November 12, 2004).

Number	Description
10.3+**	Support Agreement, dated as of December 23, 2003, between International Securities Exchange, LLC (as successor-in-interest to International Securities Exchange, Inc.), OMX Technology AB and certain other parties (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, filed on January 13, 2005).

10.4**	Novation Agreement, dated as of May 30, 2004, between International Securities Exchange, LLC (as successor-in-interest to International Securities Exchange, Inc.), OMX Technology AB and certain other parties (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed on October 6, 2004).

10.5**	Amendment and Supplement to the Delivery and License Agreement and the Support Agreement, dated as of June 30, 2004, between International Securities Exchange, LLC (as successor-in-interest to International Securities Exchange, Inc.), OMX Technology AB and certain other parties (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed on October 6, 2004).

10.6†**	Employment Agreement, dated as of August 24, 2004, between International Securities Exchange, LLC (as successor-in-interest to International Securities Exchange, Inc.) and David Krell (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.7†**	Employment Agreement, dated as of August 24, 2004, between International Securities Exchange, LLC (as successor-in-interest to International Securities Exchange, Inc.) and Gary Katz (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.8†**	Employment Agreement, dated as of August 24, 2004, between International Securities Exchange, LLC (as successor-in-interest to International Securities Exchange, Inc.) and Daniel P. Friel (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.9†**	Employment Agreement, dated as of August 24, 2004, between International Securities Exchange, LLC (as successor-in-interest to International Securities Exchange, Inc.) and Michael J. Simon (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.10†**	Employment Agreement, dated as of August 24, 2004, between International Securities Exchange, LLC (as successor-in-interest to International Securities Exchange, Inc.) and Bruce Cooperman (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.11†**	2002 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.12†**	KEYSOP® Profit-Sharing Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.13†**	Employee 401(k) Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.14†**	Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.15†**	Omnibus Stock Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

10.16†**	Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed on August 26, 2004).

Number	Description
10.17+**	Amendment and Supplement to the Delivery and License Agreement and the Support Agreement, dated as of December 14, 2005, between International Securities Exchange, LLC (as successor-in-interest to International Securities Exchange, Inc.) and OMX (US) Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2006).

10.18+**	Amendment and Supplement to the Support Agreement, dated as of January 17, 2006, between International Securities Exchange, LLC, OMX (US) Inc. and OMX AB (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2006).

10.19+**	Agreement, dated as of September 28, 2006, between International Securities Exchange, LLC, OMX (US) Inc. and OMX AB (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2006).

10.20+**	Amendment to the Agreement, dated as of September 28, 2006, between International Securities Exchange, LLC, OMX (US) Inc. and OMX AB (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2006).

16.1**	Letter from Deloitte & Touche LLP, the Registrant’s former independent accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Registration Statement on Form S-1, filed on January 13, 2005).

21.1	List of subsidiaries of the Registrant.

23.1	Consent and Report of Ernst & Young LLP.

24.1	Power of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

32.2	Certification of Chief Financial Officer adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Previously filed.
†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

(b)	Exhibits:

See Item 15(a)(3) above.

(c)	Financial Statement Schedules:

See Item 15(a)(1)-(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

By:	/s/ DAVID KRELL
Name: Title:	David Krell President and Chief Executive Officer

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

* David Krell	President and Chief Executive Officer	February 28, 2007

* Bruce Cooperman	Chief Financial Officer	February 28, 2007

* Amit Muni	Principal Accounting Officer	February 28, 2007

* Frank J. Jones, Ph.D.	Chairman of the Board of Directors	February 28, 2007

* John F. Marshall, Ph.D.	Vice Chairman of the Board of Directors	February 28, 2007

* Barbara B. Diamond	Director	February 28, 2007

* Mark P. Kritzman	Director	February 28, 2007

* Sarah A. Miller	Director	February 28, 2007

* Carleton Day Pearl	Director	February 28, 2007

* Ivers W. Riley	Director	February 28, 2007

* Richard Schmalensee, Ph.D.	Director	February 28, 2007

*By:	/s/ MICHAEL J. SIMON
Michael J. Simon as attorney-in-fact

INTERNATIONAL SECURITIES EXCHANGE, INC.

Management’s Report on Internal Control Over

Financial Reporting

Management of the International Securities Exchange Holdings, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The firm’s internal control over financial reporting is a process designed under the supervision of the firm’s principal executive, financial, and accounting officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the firm’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2006, management conducted an assessment of the effectiveness of the firm’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included a review of the documentation and controls, evaluation of the design and effectiveness of controls, testing of the operating effectiveness of the controls and conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on the assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 was effective.

Management’s assessment of the effectiveness of the firm’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K, which expresses unqualified opinions on management’s assessment and on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of International Securities Exchange Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of International Securities Exchange Holdings, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Securities Exchange Holdings, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of International Securities Exchange Holdings, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of International Securities Exchange Holdings, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that International Securities Exchange Holdings, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Securities Exchange Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that International Securities Exchange Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, International Securities Exchange, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of International Securities Exchange Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of International Securities Exchange Holdings, Inc. and our report dated February 26, 2007, expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York

February 26, 2007

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$200,015	$170,927
Accounts receivable, net	34,815	35,048
Income tax receivable	9,644	—
Securities owned	60,090	9,890
Other current assets	2,415	2,745

Total current assets	306,979	218,610
Securities owned	32,724	7,244
Accounts receivable	—	587
Fixed assets, net	29,009	29,205
Deferred tax asset, net	21,932	22,333
Other assets	5,781	2,517

Total assets	396,425	280,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	19,430	15,406
Compensation and benefits payable	12,453	8,371
Deferred revenue	5,129	4,687
Income taxes payable	—	372
Payment for order flow payable	10,262	12,233

Total current liabilities	47,274	41,069
Deferred revenue	50,954	50,238
Other liabilities	3,609	4,211

Total liabilities	101,837	95,518

Minority interest	36,323	—
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 150,000 authorized, 37,989 and 37,025 shares issued and outstanding as of December 31, 2006 and 2005, respectively	380	370
Additional paid-in capital	162,653	136,918
Retained earnings	95,260	47,743
Accumulated other comprehensive income/(loss)	(28)	(53)

Total stockholders’ equity	258,265	184,978

Total liabilities, minority interest and stockholders’ equity	$396,425	$280,496

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Transaction fees	$157,252	$116,121	$89,532
Member fees and other	26,365	21,739	22,875
Market data	18,464	18,039	17,211

Total revenues	202,081	155,899	129,618
Cost of revenues:
Activity remittance fees	16,125	14,075	6,451
License fees	7,259	4,816	3,175

Total cost of revenues	23,384	18,891	9,626
Gross margin	178,697	137,008	119,992
Expenses:
Compensation and benefits	46,001	36,567	33,507
Technology and communication	15,405	13,648	16,266
Occupancy	5,244	4,492	4,026
Professional fees	6,061	5,984	4,048
Marketing and business development	3,199	3,949	3,685
Depreciation and amortization	6,845	6,017	3,980
Other	4,798	4,043	2,869

Total direct expenses	87,553	74,700	68,381
Recovery of legal fees	(1,210)	—	—
Billing reimbursement	3,297	—	—
Reorganization	326	339	2,107
Offering costs	—	902	—

Total expenses	89,966	75,941	70,488
Operating income	88,731	61,067	49,504
Interest and investment income	8,361	4,063	2,206
Minority interest	650	—	—

Income before provision for income taxes	97,742	65,130	51,710
Provision for income taxes	42,590	29,783	25,547

Net income	$55,152	$35,347	$26,163

Earnings per share:
Basic	$1.47	$0.99	$0.81
Diluted	$1.38	$0.93	$0.77
Weighted average number of shares outstanding:
Basic	37,479	35,849	32,139
Diluted	39,893	37,947	33,921

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
As of December 31, 2003	32,139	$321	$57,011	$9,087	$(99)	—	$66,320
Net income	—	—	—	26,163	—	—	26,163
Dividend	—	—	—	(11,070)	—	—	(11,070)
Amortization of stock based plan	—	—	—	—	85	—	85
Change in net unrealized gain/(loss) on available for sale securities, net	—	—				$(39)	(39)

As of December 31, 2004	32,139	$321	$57,011	$24,180	$(14)	$(39)	$81,459
Net income	—	—	—	35,347	—	—	35,347
Dividend	—	—	—	(11,784)	—	—	(11,784)
Net proceeds from initial public offering	4,602	46	70,693	—	—	—	70,739
Amortization of stock based plan	—	—	4,811	—	14	—	4,825
Stock options exercised	284	3	392	—	—	—	395
Tax benefit from stock-based plans	—	—	4,011	—	—	—	4,011
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	(14)	(14)

As of December 31, 2005	37,025	370	136,918	47,743	—	(53)	184,978
Net income	—	—	—	55,152	—	—	55,152
Dividend	—	—	—	(7,635)	—	—	(7,635)
Stock based compensation	—	—	8,056	—	—	—	8,056
Stock options exercised and restricted stock vested	963	10	1,474	—	—	—	1,484
Shares repurchased	—	—	(3,002)	—	—	—	(3,002)
Tax benefit from stock-based plans	—	—	19,207	—	—	—	19,207
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	—	25	25

As of December 31, 2006	37,988	$380	$162,653	$95,260	$—	$(28)	$258,265

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$55,152	$35,347	$26,163
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Depreciation and amortization	6,661	6,017	3,980
Asset impairment	184		—
Stock based compensation	8,056	4,825	85
Deferred taxes	401	(6,498)	(8,943)
Unrealized (gain)/loss on securities owned and available for sale securities, net	(401)	(357)	(1,030)
Excess tax benefits from share-based payment arrangements	(19,207)	(4,011)	—
(Increase)/decrease in operating assets:
Accounts receivable, net	820	578	6,666
Income tax receivable	9,563	11,332	(9,237)
Securities owned	4,143	5,398	(5,975)
Other assets	321	4,084	(4,711)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	4,024	6,972	(118)
Compensation and benefits payable	4,082	(6,149)	7,272
Income tax payable	(372)	4,383	—
Deferred revenue	1,158	(34)	15,502
Payment for order flow payable	(1,971)	(1,025)	651
Marketing fund payable	—	—	(519)
Other liabilities	(602)	(738)	1,231

Net cash provided by operating activities	72,012	60,124	31,017

Cash flows from investing activities:
Purchase of fixed assets	(6,234)	(2,395)	(26,079)
Sale of fixed assets		—	252
Purchase of intangible assets	(2,910)	—	—
Purchase of available for sale securities	(94,305)	—	(39,855)
Maturities of available for sale securities	14,908	4,990	24,895

Net cash provided by/(used in) investing activities	(88,541)	2,595	(40,787)

Cash flows from financing activities:
Dividend	(7,635)	(11,784)	(11,070)
Net proceeds from initial public offering	—	70,739	—
Net contribution from minority stockholders	35,563	—	—
Proceeds from options exercised	1,484	395	—
Shares repurchased	(3,002)	—	—
Excess tax benefits from share-based payment arrangements	19,207	4,011	—

Net cash provided by financing activities	45,617	63,361	(11,070)

Increase in cash and cash equivalents	29,088	126,080	(20,840)
Cash and cash equivalents, beginning of period	170,927	44,847	65,687

Cash and cash equivalents, end of period	$200,015	$170,927	$44,847

Supplemental disclosure of cash flow information:
Cash paid for interest	$160	$160	$80
Cash paid for taxes	$33,020	$20,557	$36,453

Non-cash activities:

In 2005, the Company declared and paid a stock dividend of eight shares of common stock per share of common stock outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The International Securities Exchange Holdings, Inc. (“ISE Holdings”), is a Delaware corporation and the parent holding company of the following subsidiaries (collectively, the “Company”):

•

International Securities Exchange, LLC (“ISE” or “exchange”)—a wholly-owned, fully-electronic exchange for equity and index options and related services utilizing a market structure which combines the efficiencies of electronic trading with auction market principles. ISE was founded in September 1997. In February 2000, it received regulatory approval to become a national securities exchange and in May 2000, formally commenced trading. ISE is regulated by the U.S. Securities and Exchange Commission (“SEC”).

•

Longitude LLC (“Longitude”)—a wholly-owned subsidiary created in April 2006 which licenses its patented Parimutuel Derivative Call Auction technology to investment banks and other financial institutions active in the capital markets.

•	ISE Stock Exchange, LLC (“ISE Stock Exchange”)—a majority-owned subsidiary created in April 2006 as an exchange facility of ISE for equity securities.

•	ETC Acquisition Corp. (“ETC”)—a wholly-owned subsidiary.

2. INITIAL PUBLIC OFFERING

On March 14, 2005, the Company completed its initial public offering in which it sold 4,602,115 shares of common stock at $18.00 per share. Proceeds to the Company, less commissions and other direct selling expenses, were $70,739.

3. REORGANIZATION

In connection with its initial public offering, the Company initiated a plan to reorganize into a holding company structure. The Company completed its reorganization on September 1, 2006. As part of the restructuring, the International Securities Exchange, Inc. (“ISE Inc.”) merged into ISE, then a newly formed entity and a wholly-owned subsidiary of ISE Holdings. As a result of this merger, the shares of common stock of ISE Inc. were converted into shares of common stock of ISE Holdings and shares of ISE Inc. Class B memberships were converted into trading and voting rights granted under ISE.

4. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ISE, ETC, ISE Stock Exchange and Longitude. All inter-company transactions have been eliminated in consolidation. In accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), ISE Stock Exchange is considered a variable interest entity (“VIE”) and effective December 31, 2006, the company consolidated its results as it was deemed the primary beneficiary. (Note 18).

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

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

Revenue Recognition

Transaction fees are earned based on contracts executed on the Company’s exchange and are recorded as transactions occur on a trade date basis. Transaction fees are recorded net of discounts of $33,613, $27,502 and $21,551 for the years ended December 31, 2006, 2005, and 2004, respectively. The Company waives or discounts certain trading fees.

Market data revenues are predominantly earned from the sale of the Company’s buy and sell transaction information and quotes through the Options Price Reporting Authority (“OPRA”). The Company earns a portion of OPRA’s net income based on its pro-rata share of industry trade (not contract) volume. Revenue is recorded as transactions occur on a trade date basis.

Member fees are comprised of revenues earned for connectivity and access to the Company’s exchange; revenue from the sale of CMM trading rights; fees for use of the Company’s communication network, equipment and trading software; and regulatory and administrative fees. Other fees represent fees for services provided by Longitude. Connectivity, access fees and communications, equipment and trading software fees and Longitude revenues are charged and recognized on a monthly basis based upon a specific fixed fee for each service. Revenue from the sale of CMM trading rights is deferred and recognized on a straight-line basis over 14 years. Administrative fees are charged and recognized as incurred. Regulatory fees are charged on an annual basis and recognized over a twelve-month period.

Deferred Revenue

The Company has sold 50 CMM trading rights as of December 31, 2006. The CMM trading rights were each sold pursuant to a purchase agreement for $1.5 million each. Certain CMM trading rights were paid in full on the purchase date, while others are payable in annual installments; however, the purchase agreement grants immediate CMM trading rights upon execution of the purchase agreement. The Company currently recognizes revenue from the sale over 14 years, the estimated useful life, on a straight-line basis. The estimated useful life was determined based upon an analysis of certain factors driving the securities industry that could have an effect on the Company’s operations in providing services to its exchange members. Such factors included significant historical operating, regulatory and technology changes which have affected market participants and trading venues. Based upon the analysis, the Company estimated a life of 14 years; however, this period may be subject to change in the future.

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

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than 90 days from the statement of financial condition date to be classified as cash equivalents.

	December 31, 2006	December 31, 2005
Company funds	$161,624	$165,232
Reserved for ISE Stock Exchange, LLC	37,767	—
Reserved for payment for order flow program	624	5,695

Total	$200,015	$170,927

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

	December 31, 2006	December 31, 2005
U.S. Government debt obligations	$28,998	$9,890
Municipal bonds	60,090	—
Mutual funds	3,727	7,244

Total	$92,815	$17,134

The following table sets forth the maturity profile of available for sale securities:

	Under 1 Year	1-5 Years	Total
U.S. Government debt obligations	$—	$28,998	$28,998
Municipal bonds	60,090	—	60,090

Total	$60,090	$28,998	$89,088

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

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

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

As a result of adopting SFAS No. 123(R), the Company’s income before income taxes and net income for the year ended December 31, 2006 were $1,358 and $747 lower, respectively, and for the year ended December 31, 2005 were $923 and $508 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Had the Company determined compensation cost based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s net income would have been as follows:

Year Ended December 31, 2004
Net income, as reported	$26,163
Add: Stock based employee compensation expense, net of related tax benefits, included in reported net income	45
Deduct: Stock based employee compensation, net of related tax effects, determined under fair value based methods for all awards	(59)

Pro forma net income	$26,149

As reported:
Earnings per share—basic	$0.81
Earnings per share—diluted	$0.77
Proforma:
Earnings per share—basic	$0.81
Earnings per share—diluted	$0.77

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

The Company capitalized $2,751 and $1,555 for software licenses and software developed for internal use during the years ended December 31, 2006 and 2005, respectively.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Marketing and Promotional Fees

Advertising costs, including media advertising and production costs, are expensed when incurred.

Intellectual Property

All costs related to patents on internally developed intellectual property are expensed when incurred.

Impairment of Long-Lived Assets

On a periodic basis, the Company performs a review for the impairment of long-lived assets when events or changes in circumstances indicate that the estimated undiscounted future cash flows expected to be generated by the assets are less than their carrying amounts or when other events occur which may indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2006, the Company recorded an impairment charge of $0.2 million related to software licenses.

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

Related Party Transactions

As a regulated securities exchange, the Company regularly transacts business with broker-dealers involved in the business of trading securities and those broker-dealers may be stockholders of the Company. Therefore, the Company engages in transactions with certain stockholders in the ordinary course of business. As a national securities exchange, the Company is required to provide equal non-discriminatory access and fees to all its members. Therefore, the Company is prohibited by SEC regulation to charge fees that are not on or vary from its approved pricing schedule. In addition, FAS No. 57 “Related Party Disclosures” requires disclosures of related party transaction with owners of more than 10 percent of the voting interests in the Company. The Company did not transact business with any stockholders that beneficially owned more than 10% of its outstanding common stock as of December 31, 2006.

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

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space and computer equipment. Expenses recorded under these agreements for years ended

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

December 31, 2006, 2005, and 2004 were $7,663, $6,502 and $4,896, respectively. In addition, the Company has entered into contractual agreements with certain index providers for the rights to list index products. The Company also has entered into a contractual agreement for technology enhancements and support.

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

Expenses related to OMX were $8,805, $7,966 and $7,971 for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, future minimum payments for commitments are as follows:

	Operating Leases	OMX	Other	Total
Year ending December 31, 2007	$6,368	$7,787	$500	$14,655
Year ending December 31, 2008	4,106	5,162	878	10,146
Year ending December 31, 2009	3,003	4,087	150	7,240
Year ending December 31, 2010	2,176	4,087	—	6,263
Year ending December 31, 2011	2,016	—	—	2,016
Thereafter	7,281	—	—	7,281

Letter of Credit

In the normal course of business, the Company collateralizes certain leases through standby letters of credit. As December 31, 2006 and 2005, the Company provided letters of credit totaling $416 and $424, respectively, collateralized by certificates of deposit at a financial institution which are included in other assets.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Line of Credit

As of December 31, 2006, the Company had access to a $10,000 uncommitted credit line from a commercial banking institution to be used to meet the Company’s normal short-term capital needs. There were no borrowings outstanding under this credit line as of any of those dates.

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

6. DEFERRED REVENUE

Changes in deferred revenue are as follows:

	December 31,
	2006	2005
Beginning balance	$54,925	$54,959
Additions during the period	6,015	4,500
Revenue recognized during the period	(4,857)	(4,534)

Ending balance	$56,083	$54,925

7. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31, 2006	December 31, 2005
Trading related fees	$23,257	$22,611
Payment for order flow program	9,638	6,538
CMM trading rights:
Current	600	6,000
Non-current	—	600
Unamortized discount	(13)	(174)
Other	1,355	96
Allowance for doubtful accounts	(22)	(36)

Total	$34,815	$35,635

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

8. FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2006	2005
Trading related software	$37,614	$34,378
Leasehold improvements	6,160	5,054
Furniture and fixtures	1,916	1,580
Hardware and equipment	2,436	1,859
Other software	1,824	991
Accumulated depreciation and amortization	(20,943)	(14,657)

Total	$29,009	$29,205

9. DIVIDENDS

In 2003, the Company’s Board, which includes representation from Class B-2 membership holders, approved the creation of 30 new Class B-2 memberships. As a condition for the creation and ultimate sale of these new memberships, the Board agreed to issue a special dividend to its Class A stockholders, some of which were also existing Class B-2 holders, representing the cash proceeds from the sale, after accounting for taxes the Company would recognize from the sale and a bonus payment. The Board agreed to pay the Company’s officers and certain directors a bonus for each membership sold to reward them for the successful completion of the sale.

•

In May 2004, the Company declared a special dividend of $0.34 per share of common stock to its stockholders of record as of June 30, 2004, which represented a distribution of $11,070. This was paid in June 2004. This special dividend reflected the proceeds of $22,400 received from the sale of Class B-2 memberships sold in 2003 under installment agreements and 12 Class B-2 memberships sold as of April 30, 2004, net of bonuses of $1,274 and taxes of $10,056.

•

In January 2005, the Company declared and paid a special dividend of $0.37 per share of common stock to stockholders of record as of January 7, 2005, which represented a distribution of $11,784 related to the sale of its Class B-2 memberships.

In February 2005, the Company declared and paid a stock dividend of eight shares of common stock per share of common stock outstanding. The stock dividend was designed to have the effect of a stock split at a ratio of nine shares per share or a 9-1 stock split. Accordingly, all share and per share amounts have been adjusted to give effect to this event.

The following table sets forth the dividends we paid on our common stock during the year ended December 31, 2006:

Record Date	Dividend per Share
March 23, 2006	$0.05
June 23, 2006	0.05
September 22, 2006	0.05
December 22, 2006	0.05

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

10. MEMBER FEES AND OTHER

Member fees and other are comprised of the following:

	Year Ended December 31,
	2006	2005	2004
Connectivity, access fees and other fees	$14,623	$12,051	$11,791
Communication, equipment and software fees	4,282	3,045	3,927
Regulatory and administrative fees	2,442	1,385	1,381
Revenue from sale of CMM trading rights	4,857	4,534	3,998
Imputed interest on installment sales of CMM trading rights	161	724	1,778

Total	$26,365	$21,739	$22,875

11. STOCK-BASED PLANS

Stock Options

The Company has two stock option plans—the 2002 Stock Option Plan (the “2002 Plan”), which was adopted in 2002, and the Omnibus Stock Plan, which was adopted in 2005. Under the plans, options on the Company’s common stock are issued for terms of 10 years and generally vest over three years. Options issued in connection with the 2002 Plan were issued with an exercise price significantly less than the estimated fair market value of the Company on the date of grant. Options issued under the Omnibus Stock Plan were issued with an exercise price equal to the estimated fair market value of the Company on the date of grant. Options expire on dates ranging from May 2012 to September 2016. A summary of the stock option activity as of December 31, 2006 is as follows:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (years)	Options Exercisable	Weighted Average Exercise Price Per Exercisable Option
Outstanding, December 31, 2004	3,697,650	1.49	7.4	3,610,944	1.39
Granted	544,884	18.75	9.5	—	—
Forfeited	—	—			—
Exercised	(283,947)	1.39

Outstanding, December 31, 2005	3,958,587	$3.88	6.9	3,383,703	$1.43
Granted	83,601	$40.56	9.4	—	—
Forfeited	—	—			—
Exercised	(803,464)	$1.74

Outstanding, December 31, 2006	3,238,724	$5.36	6.1	2,661,972	$1.86

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 were $34,550 and $8,124, respectively. The aggregate intrinsic value for options outstanding as of December 31, 2006 was $134,180. The aggregate intrinsic value for options exercisable as of December 31, 2006 was $119,602. The total fair value for options vested during the year ended December 31, 2006 was $486.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The weighted average estimated fair value of the options granted during the years ended December 31, 2006 and 2005 was $13.39 and $5.95 per option, respectively. The Company used a binomial model to value the options. The following assumptions were used:

Grant	Dividend Yield	Expected Volatility	Risk-Free Rate	Expected Life (in years)
2005	1.8%	31.3%	3.94%	5.0
2006	0.6%	44.9%	4.41%	3.5

Restricted Stock

The Company issued restricted stock awards (“RSAs”) to employees and certain directors under the Omnibus Stock Plan primarily in connection with year-end compensation and the Company’s initial public offering. All of the restricted stock outstanding as of December 31, 2006 requires future service as a condition to the delivery of the underlying shares of common stock along with certain other requirements outlined in the award agreements. The RSAs vest over a period of two or five years. Information related to the RSAs is set forth below:

Grant	Restricted Stock Awards
Outstanding, December 31, 2004	—
Granted	662,794
Forfeited	(17,677)

Outstanding, December 31, 2005	645,117
Granted	173,786
Forfeited	(19,412)
Vested	(239,747)

Outstanding, December 31, 2006	559,744

Stock compensation expenses related to RSAs were $6,372 and $3,902 for the years ended December 31, 2006 and 2005, respectively.

Restricted Stock Units

The Company grants certain directors restricted stock units (“RSUs”) under the Omnibus Stock Plan at a total value of $10 per quarter per director. Under the restriction, the stock cannot be sold until one year after their service on the Board is terminated. Stock compensation expenses related to RSUs was $320 for the year ended December 31, 2006.

Grant	Restricted Stock Units
Outstanding, December 31, 2005	—
Granted	7,432
Forfeited	—
Vested	—

Outstanding, December 31, 2006	7,432

As of December 31, 2006, there was $8,678 of total unrecognized compensation costs related to non-vested share-based compensation payments. The cost is expected to be recognized over a weighted average period of 1.4 years.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

12. EMPLOYEE BENEFIT PLANS

Employees are eligible to participate in the Company’s defined contribution 401(k) plan upon meeting certain eligibility requirements. Funding is provided by voluntary contributions from the employees who can contribute up to 20% of their annual base salary to the 401(k) plan. The Company makes discretionary contributions based upon its results of operations and each participant’s contributions up to prescribed limits. The plan is administered by a third party. The Company’s expense relating to this plan was $1,312, $1,078, and $778 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company recognized the following on its Consolidated Statements of Financial Condition:

	December 31,
	2006	2005
Total assets held for deferred compensation included in securities owned	$3,727	$7,244
Payable to employees included in compensation and benefits payables	996	2,324

The Company recognized the following to reflect the gains/(losses) in the fair value of the assets on its Consolidated Statements of Income:

	Year Ended December 31,
	2006	2005	2004
Interest and investment income	$428	$343	$1,066
Compensation and benefits expense	368	140	311

13. INCOME TAXES

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$27,315	$22,494	$22,134
State	14,874	13,824	12,738

Total current	42,189	36,318	34,872
Deferred:
Federal	256	(4,174)	(5,930)
State	145	(2,361)	(3,395)

Total deferred	401	(6,535)	(9,325)

Total provision for income taxes	$42,590	$29,783	$25,547

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The temporary differences which have created deferred tax assets and liabilities are detailed below. Management believes that it is more likely than not, the tax assets will be realized, and therefore, has not recognized any valuation allowance.

	December 31,
	2006	2005
Deferred tax assets:
CMM trading rights	$22,375	$22,537
Stock based and employee benefit plans	7,441	7,379
Start up and organizational costs	629	433
Other	21	155
Deferred tax liability:
Depreciation and amortization	(7,255)	(7,323)
Unrealized gain on securities owned	(403)	(385)
Software development	(876)	(463)

Total deferred tax assets, net	$21,932	$22,333

The following is a reconciliation of the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate to income before income taxes.

	Year Ended December 31,
	2006	2005	2004
U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of Federal income tax benefit	10.0	10.4	11.9
Permanent differences	(1.5)	(0.6)	0.2
Reorganization expenses	0.1	0.2	1.4
Miscellaneous	—	0.7	0.9

Effective tax rate	43.6%	45.7%	49.4%

14. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential reduction in earnings per share that could occur if securities or contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are as follows:

	Year Ended December 31,
	2006	2005	2004
Basic earnings per share:
Net income	$55,152	$35,347	$26,163
Weighted average shares outstanding	37,479	35,849	32,139
Basic earnings per share	$1.47	$0.99	$0.81
Diluted earnings per share:
Net income	$55,152	$35,347	$26,163
Weighted average shares outstanding	37,479	35,849	32,139
Dilutive effect of common stock equivalent shares related to stock options and restricted stock	2,414	2,098	1,782

Weighted average shares outstanding—diluted	39,893	37,947	33,921

Diluted earnings per share	$1.38	$0.93	$0.77

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Diluted EPS computation does not include the anti-dilutive effect of 47 and 439 options for years ended December 30, 2006 and 2005, respectively.

15. AVAILABLE FOR SALE SECURITIES

The Company has purchased U.S. Treasuries and Municipal Bonds which it classifies as available for sale. Information regarding these securities held as of December 31, 2006 and 2005 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities as of December 31, 2006	$89,138	$—	$(50)	$89,088
Available for sale securities as of December 31, 2005	$9,988	$—	$(98)	$9,890

16. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in stockholders’ equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Year Ended December 31,
	2006	2005	2004
Net income	$55,152	$35,347	$26,163
Change in other comprehensive income:
Unrealized (gain)/loss on available for sale securities, net of tax	25	(14)	(39)

Total comprehensive income	$55,177	$35,333	$26,124

17. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company has one reportable business segment. Revenues are derived in the U.S. and all of the Company’s assets are located in the U.S. The Company considers significant customers to be those who account for more than 10% of the Company’s gross margin. The following is customer concentration information:

	Year Ended December 31,
	2006	2005	2004
Exchange members	2	2	1
Approximate percent of gross margin	23%	21%	10%

18. ISE STOCK EXCHANGE

On April 18, 2006, the Company along with several strategic investors created ISE Stock Exchange. Under the terms of the Amended and Restated Limited Liability Company Agreement, the Company exercises a majority of the voting interest and any losses from the operations are allocated only to the strategic investors. The Company has determined that ISE Stock Exchange is a VIE in accordance with FIN46. In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. All VIEs with which the Company is involved are

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Based on the terms stated in the Amended and Restated Limited Liability Company Agreement, the Company determined it was the primary beneficiary of the VIE and consolidated ISE Stock Exchange’s results as of December 31, 2006.

The Company’s consolidation of ISE Stock Exchange will currently not have any effect on the Company’s net results of operations until ISE Stock Exchange generates net profits. Revenues and expenses of the Company will increase to reflect 100% of ISE Stock Exchange’s results; however, it will not have any impact on net income as the Company is not required to absorb any losses of the VIE. All revenues and expenses will be offset dollar-for-dollar by minority interest.

Included in the Consolidated Statements of Financial Condition as of December 31, 2006, are $37,767 of cash and cash equivalents, $37,891 of total assets and $568 of total liabilities.

19. SUBSEQUENT EVENT

On January 9, 2007, the Company declared a quarterly dividend of $0.05 per outstanding share of its Class A Common Stock. The dividend is payable on March 30, 2007 to holders of record as of the close of business on March 23, 2007.