Form 10-Q
period 2007-03-31
International Securities Exchange Holdings, Inc.
filed 2007-05-10
CIK 1295230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 4, 2007 there were 38,884,440 shares of the registrant’s Class A common stock outstanding (voting).

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2007

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Revenues:
Transaction fees	$44,478	$36,867
Member fees and other	7,117	5,622
Market data	4,809	5,055

Total revenues	56,404	47,544
Cost of revenues:
Activity remittance fees	4,079	4,345
License fees, liquidity rebates, and brokerage fees	1,829	1,625

Total cost of revenues	5,908	5,970
Gross margin	50,496	41,574
Expenses:
Compensation and benefits	15,071	11,368
Technology and communications	4,563	3,518
Occupancy	1,461	1,318
Professional fees	2,080	1,628
Marketing and business development	784	622
Depreciation and amortization	1,866	1,517
Other	1,417	1,033

Total direct expenses	27,242	21,004
Reorganization	—	24

Total expenses	27,242	21,028
Operating income	23,254	20,546
Interest and investment income	3,233	1,611
Minority interest	3,040	—

Income before provision for income taxes	29,527	22,157
Provision for income taxes	12,843	9,739

Net income	$16,684	$12,418

Earnings per share:
Basic	$0.44	$0.33
Diluted	$0.42	$0.32
Weighted average number of shares outstanding:
Basic	38,137	37,102
Diluted	40,095	39,254

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,244	$200,015
Accounts receivable, net	41,342	34,815
Income tax receivable	8,997	9,644
Securities owned	67,906	60,090
Other current assets	5,475	2,415

Total current assets	313,964	306,979
Securities owned	31,616	32,724
Fixed assets, net	30,443	29,009
Deferred tax asset, net	20,288	21,932
Other assets	5,643	5,781

Total assets	401,954	396,425

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	19,183	19,430
Compensation and benefits payable	4,055	12,453
Deferred revenue	6,015	5,129
Payment for order flow payable	11,886	10,262

Total current liabilities	41,139	47,274
Deferred revenue	49,675	50,954
Other liabilities	3,401	3,609

Total liabilities	94,215	101,837
Commitments and contingencies (Note 5)
Minority interest	33,283	36,323
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 150,000 authorized, 38,221 and 37,988 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	382	380
Additional paid-in capital	164,079	162,653
Retained earnings	110,003	95,260
Accumulated other comprehensive loss	(8)	(28)

Total stockholders’ equity	274,456	258,265

Total liabilities, minority interest and stockholders’ equity	$401,954	$396,425

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
As of December 31, 2005	37,025	$370	$136,918	$47,743	$(53)	$184,978
Net income	—	—	—	55,152	—	55,152
Dividend	—	—	—	(7,635)	—	(7,635)
Stock-based compensation	—	—	8,056	—	—	8,056
Stock options exercised and restricted stock vested	963	10	1,474	—	—	1,484
Shares repurchased	—	—	(3,002)	—	—	(3,002)
Tax benefit from stock-based plans	—	—	19,207	—	—	19,207
Change in net unrealized gain/(loss) on available for sale securities, net of tax	—	—	—	—	25	25

As of December 31, 2006	37,988	380	162,653	95,260	(28)	258,265

Net income	—	—	—	16,684	—	16,684
Dividend	—	—	—	(1,941)	—	(1,941)
Stock-based compensation	—	—	2,991	—	—	2,991
Stock options exercised and restricted stock vested	233	2	264	—	—	266
Shares repurchased	—	—	(4,195)	—	—	(4,195)
Tax benefit from stock-based plans	—	—	2,366	—	—	2,366
Change in net unrealized gain/(loss) on available for sale securities, net of tax	—	—	—	—	20	20

As of March 31, 2007 (Unaudited)	38,221	$382	$164,079	$110,003	$(8)	$274,456

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$16,684	$12,418
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Depreciation and amortization	1,866	1,517
Minority interest	(3,040)	2,882
Stock based compensation	2,991	2,024
Deferred taxes	1,644	1,136
Unrealized gain on securities owned and available-for-sale securities, net	(32)	(296)
Excess tax benefits from share-based payment arrangements	(2,366)	(3,314)
(Increase)/decrease in operating assets:
Accounts receivable, net	(6,527)	(4,329)
Income tax receivable	3,013	370
Securities owned	1,323	2,033
Other assets	(3,064)	578
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	(247)	(1,462)
Compensation and benefits payable	(8,398)	(4,998)
Income tax payable	—	(372)
Deferred revenue	(393)	677
Payment for order flow payable	1,624	(2,189)
Other liabilities	(208)	(177)

Net cash provided by operating activities	4,870	6,498

Cash flows from investing activities:
Purchase of fixed assets	(3,158)	(852)
Purchase of intangible assets	—	(2,000)
Purchase of available for sale securities	(7,979)	—
Maturities of available for sale securities	—	4,973

Net cash (used in)/provided by investing activities	(11,137)	2,121

Cash flows from financing activities:
Dividend	(1,941)	(1,894)
Proceeds from options exercised	266	294
Shares repurchased	(4,195)	(1,971)
Excess tax benefits from share-based payment arrangements	2,366	3,314

Net cash used in financing activities	(3,504)	(257)

Increases/(decrease) in cash and cash equivalents	(9,771)	8,362
Cash and cash equivalents, beginning of period	200,015	170,927

Cash and cash equivalents, end of period	$190,244	$179,289

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The International Securities Exchange Holdings, Inc. (“ISE Holdings”), is a Delaware corporation and the parent holding company of the following subsidiaries (collectively, the “Company”):

•

International Securities Exchange, LLC (“ISE”)—a wholly-owned, fully-electronic exchange for equity and index options and related services utilizing a market structure which combines the efficiencies of electronic trading with auction market principles. ISE was founded in September 1997. In February 2000, it received regulatory approval to become a national securities exchange and in May 2000, formally commenced trading. ISE is regulated by the U.S. Securities and Exchange Commission (“SEC”).

•

Longitude LLC (“Longitude”)—a wholly-owned subsidiary created in April 2006 which licenses its patented Parimutuel Derivative Call Auction technology to investment banks and other financial institutions active in the capital markets.

•

ISE Stock Exchange, LLC (“ISE Stock Exchange”)—a majority-owned subsidiary created in April 2006 as an exchange facility of ISE for equity securities. ISE Stock Exchange commenced trading operations in September 2006.

•	ETC Acquisition Corp. (“ETC”)—a wholly-owned subsidiary, which, as of April 1, 2007, is used to lease CMM trading rights on the Company’s options exchange.

The Company operates two reportable segments - an options exchange and a stock exchange. The options exchange segment is comprised of the operations from ISE, Longitude and ETC. The stock exchange segment is comprised of the operations from ISE Stock Exchange.

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

Revenue Recognition

Transaction fees are earned based on contracts executed on the Company’s exchange and are recorded as transactions occur on a trade date basis. Transaction fees are recorded net of discounts of $9,395 and $9,541 for the three months ended March 31, 2007 and 2006, respectively. The Company waives or discounts certain trading fees.

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

Deferred Revenue

The Company has sold 50 CMM trading rights as of March 31, 2007. The CMM trading rights were each sold pursuant to a purchase agreement for $1.5 million each. Certain CMM trading rights were paid in full on the purchase date, while others are payable in annual installments; however, the purchase agreement grants immediate CMM trading rights upon execution of the purchase agreement. The Company currently recognizes revenue from the sale over 14 years, the estimated useful life, on a straight-line basis. The estimated useful life was determined based upon an analysis of certain factors driving the securities industry that could have an effect on the Company’s operations in providing services to its exchange members. Such factors included significant historical operating, regulatory and technology changes which have affected market participants and trading venues. Based upon the analysis, the Company estimated a life of 14 years; however, this period may be subject to change in the future.

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

	March 31, 2007	December 31, 2006
Company funds	$150,160	$161,624
Reserved for ISE Stock Exchange, LLC	34,767	37,767
Reserved for payment for order flow program	5,317	624

Total	$190,244	$200,015

Securities Owned

The Company has, through a Rabbi Trust, investments in various mutual funds in connection with the Company’s previous long-term deferred compensation plan. Investments are carried at market value with realized and unrealized gains or losses reported in other revenue and a charge or credit in compensation and benefits expense to reflect the change in the fair value of the amounts owed to employees. The Company has since replaced this plan with a stock-based plan (Note 9).

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

	March 31, 2007	December 31, 2006
U.S. Government debt obligations	$29,035	$28,998
Municipal bonds	67,906	60,090
Mutual funds	2,581	3,727

Total	$99,522	$92,815

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

The Company capitalized $454 and $2,751 for software licenses and software developed for internal use during the three months ended March 31, 2007 and the year ended December 31, 2006, respectively.

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

Related Party Transactions

As a regulated securities exchange, the Company regularly transacts business with broker-dealers involved in the business of trading securities and those broker-dealers may be stockholders of the Company. Therefore, the Company engages in transactions with certain stockholders in the ordinary course of business. As a national securities exchange, the Company is required to provide equal non-discriminatory access and fees to all its members. Therefore, the Company is prohibited by SEC regulation to charge fees that are not on or vary from its approved pricing schedule. In addition, FAS No. 57 “Related Party Disclosures” requires disclosures of related party transaction with owners of more than 10 percent of the voting interests in the Company. The Company did not transact business with any stockholders that beneficially owned more than 10% of its outstanding common stock as of March 31, 2007 and 2006.

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

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space and computer equipment. Expenses recorded under these agreements for three months ended March 31, 2006 and 2007 were $2,237, and $1,680, respectively. In addition, the Company has entered into contractual agreements with certain index providers for the rights to list index products. The Company also has entered into contractual agreements for technology enhancements and support with OMX (US) Inc. and its affiliates (collectively “OMX”). Expenses related to OMX were $2,248 and $2,138 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, future minimum payments for commitments are as follows:

	Operating Leases	OMX	Other	Total
Nine Months Ending December 31, 2007	$5,679	$6,752	$375	$12,806
Year ending December 31, 2008	5,625	5,162	878	11,665
Year ending December 31, 2009	4,558	4,087	150	8,795
Year ending December 31, 2010	2,763	4,087	—	6,850
Year ending December 31, 2011	2,016	—	—	2,016
Thereafter	7,281	—	—	7,281

Letter of Credit

In the normal course of business, the Company collateralizes certain leases through standby letters of credit. As of March 31, 2007, the Company provided letters of credit totaling $416 collateralized by certificates of deposit at a financial institution which are included in other assets.

Line of Credit

As of March 31, 2007, the Company had access to a $10,000 uncommitted credit line from a commercial banking institution to be used to meet the Company’s normal short-term capital needs. There were no borrowings outstanding under this credit line as of any of those dates.

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

6. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2007	December 31, 2006
Trading related fees	$32,286	$23,257
Payment for order flow program	6,569	9,638
CMM trading rights:
Current	600	600
Unamortized discount	—	(13)
Other	1,906	1,355
Allowance for doubtful accounts	(19)	(22)

Total	$41,342	$34,815

7. DIVIDENDS

The following table sets forth the dividends we paid on our common stock during the year ended December 31, 2006 and the three months ended March 31, 2007:

Record Date	Dividend per Share
March 23, 2006	$0.05
June 23, 2006	0.05
September 22, 2006	0.05
December 22, 2006	0.05
March 23, 2007	0.05

8. MEMBER FEES AND OTHER

Member fees and other are comprised of the following:

	Three Months Ended March 31,
	2007	2006
Connectivity, access fees and other fees	$4,233	$3,221
Communication, equipment and software fees	931	685
Regulatory and administrative fees	661	405
Revenue from sale of CMM trading rights	1,279	1,189
Imputed interest on installment sales of CMM trading rights	13	122

Total	$7,117	$5,622

9. STOCK-BASED PLANS

Stock Options

The Company has two stock option plans—the 2002 Stock Option Plan (the “2002 Plan”), which was adopted in 2002, and the Omnibus Stock Plan, which was adopted in 2005. Under the plans, options on the Company’s common stock are issued for terms of 10 years and generally vest over three years. Options issued in connection with the 2002 Plan were issued with an exercise price significantly less than the estimated fair market value of the Company on the date of grant. Options issued under the Omnibus Stock Plan were issued with an exercise price equal to the estimated fair market value of the Company on the date of grant. Options expire on dates ranging from May 2012 to September 2016. A summary of the stock option activity as of March 31, 2007 is as follows:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (years)	Options Exercisable	Weighted Average Exercise Price Per Exercisable Option
Outstanding, December 31, 2005	3,958,587	$3.88	6.9	3,383,703	$1.43
Granted	83,601	40.56	9.4	—	—
Forfeited	—	—			—
Exercised	(803,464)	1.74

Outstanding, December 31, 2006	3,238,724	5.36	6.1	2,661,972	1.86
Granted	—	—			—
Forfeited	—	—			—
Exercised	(70,872)	3.72

Outstanding, March 31, 2007	3,167,852	$5.40	5.8	2,792,185	$2.97

The weighted average estimated fair value of the options granted during the year ended December 31, 2006 was $13.39 per option. The Company used a binomial model to value the options. The following assumptions were used:

	Dividend Yield	Expected Volatility	Risk-Free Rate	Expected Life (in years)
2006	0.6%	44.9%	4.41%	3.5

Restricted Stock

The Company issued restricted stock awards (“RSAs”) to employees and certain directors under the Omnibus Stock Plan primarily in connection with year-end compensation and the Company’s initial public offering. All of the restricted stock outstanding as of March 31, 2007 requires future service as a condition to the delivery of the underlying shares of common stock along with certain other requirements outlined in the award agreements. The RSAs vest over a period of two or five years. Information related to the RSAs is set forth below:

Grant	Restricted Stock Awards
Outstanding, December 31, 2005	645,117
Granted	173,786
Forfeited	(19,412)
Vested	(239,747)

Outstanding, December 31, 2006	559,744
Granted	297,879
Forfeited	(882)
Vested	(250,857)

Outstanding, March 31, 2007	605,884

Stock compensation expenses related to RSAs were $2,498 and $1,645 for the three months ended March 31, 2007 and 2006, respectively.

Restricted Stock Units

The Company grants certain directors restricted stock units (“RSUs”) under the Omnibus Stock Plan at a total value of $10 per quarter per director. Under the restriction, the stock units cannot be sold until one year after their service on the Board is terminated. Stock compensation expenses related to RSUs was $80 for the three months ended March 31, 2007 and 2006, respectively.

Grant	Restricted Stock Units
Outstanding, December 31, 2005	—
Granted	7,432
Forfeited	—
Vested	—

Outstanding, December 31, 2006	7,432
Granted	1,640
Forfeited	—
Vested	—

Outstanding, March 31, 2007	9,072

10. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential reduction in earnings per share that could occur if securities or contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are as follows:

	Three Months Ended March 31,
	2007	2006
Basic earnings per share:
Net income	$16,684	$12,418
Weighted average shares outstanding	38,137	37,102
Basic earnings per share	$0.44	$0.33
Diluted earnings per share:
Net income	$16,684	$12,418
Weighted average shares outstanding	38,137	37,102
Dilutive effect of common stock equivalent shares related to stock options and restricted stock	1,958	2,152

Weighted average shares outstanding-diluted	40,095	39,254

Diluted earnings per share	$0.42	$0.32

Diluted EPS computation does not include the anti-dilutive effect of 55 and 146 options for the three months ended March 31, 2007 and 2006, respectively.

11. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in stockholders’ equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$16,684	$12,418
Change in other comprehensive income:
Unrealized gain on available for sale securities, net of tax	20	17

Total comprehensive income	$16,704	$12,435

12. GEOGRAPHIC AND CUSTOMER INFORMATION

All of the Company’s revenues are derived in the U.S. and all of the Company’s assets are located in the U.S. The Company considers significant customers to be those who account for more than 10% of the Company’s gross margin. The following is customer concentration information relating to significant customers of the options exchange segment:

	Three Months Ended March 31,
	2007	2006
Exchange members	1	2
Approximate percent of gross margin	12%	24%

13. BUSINESS SEGMENTS

In the first quarter of 2007 management began evaluating the Company’s financial performance based on two operating segments - an options exchange and a stock exchange. Prior to this period, management believed that the financial results of the stock exchange were immaterial to the Company’s results. In order to provide a meaningful comparison, the Company has presented historical financial information using the current methodology. Management evaluates the performance of these segments based on several factors, of which the primary financial measures are as follows:

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
	Options Exchange	Stock Exchange	Elimination	ISE Holdings	Options Exchange	Stock Exchange	ISE Holdings
Total revenues	$55,938	$733	$(267)	$56,404	$47,544	$—	$47,544
Gross margin	50,385	378	(267)	50,496	41,574	—	41,574
Total expenses	23,627	3,882	(267)	27,242	20,128	900	21,028
Minority interest	—	3,040	—	3,040	—	—	—
Income before provision for income taxes	29,527	—	—	29,527	23,057	(900)	22,157
Net income/(loss)	$16,684	$—	$—	$16,684	$12,913	$(495)	$12,418

Included in the consolidated statements of financial condition as of March 31, 2007 and December 31, 2006 are $34,767 and $37,767 of cash and cash equivalents; $34,986 and $37,891 of total assets; and $702 and $568 of total liabilities for ISE Stock Exchange, respectively.

14. SUBSEQUENT EVENTS

On April 30, 2007, the Company signed a definitive agreement with Eurex, the world’s largest derivatives exchange jointly owned by Deutsche Börse AG and SWX Swiss Exchange, under which Eurex will acquire the Company for approximately $2.8 billion in cash, or $67.50 per share. The combination will be implemented by way of a merger and is subject to approval by the Company’s shareholders of a simple majority (50 percent plus one share), receipt of regulatory approval by the SEC and other customary closing conditions.

On May 8, 2007 the Company declared a quarterly dividend of $0.05 per share of Class A common stock to stockholders of record as of June 22, 2007. The dividend is payable on June 29, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

We operate a family of innovative securities markets. We were founded on the principle that technology and competition create better, more efficient markets for investors. We continually enhance our trading system and develop new products to provide investors with the best marketplace and investment tools to trade smarter. In the first quarter of 2007 our management began evaluating the Company’s financial performance based on two operating segments - an options exchange and a stock exchange. In order to provide a meaningful comparison, we have presented historical financial information using the current methodology.

•

Our options exchange business segment - We operate the largest U.S. equity options exchange and are among the leading options exchanges in the world. We developed a unique market structure for advanced screen- based trading systems and in May 2000 launched the first fully-electronic U.S. options exchange. Our exchange provides a trading platform in listed equity and index options and related services that are designed to improve the market for options and the speed and quality of trade execution for our exchange members.

Also included in this segment is our alternative markets platform which consists of an events market trading platform known as Longitude. Longitude’s patented and proprietary technology provides a unique parimutuel structure for derivatives auctions which results in greater trading and pricing flexibility for market participants.

Lastly, this segment includes corporate overhead costs related to public company matters as well as corporate wide strategic initiatives.

•

Our stock exchange business segment - In 2006, we expanded our business into the trading of cash equities with the launch of ISE Stock Exchange in partnership with key strategic investors. The ISE Stock Exchange is currently operates the only dual structure platform that integrates a non-displayed market, MidPoint Match™ (“MPM”), with a fully displayed stock market. Traders have complete order protection and continuous price improvement.

Pursuant to the terms of our agreement with the strategic investors of the ISE Stock Exchange and in accordance with U.S. GAAP, we are the primary beneficiary of the ISE Stock Exchange and consolidate its financial results. We exercise a majority of the voting interest of the ISE Stock Exchange; however, all losses are allocated solely to the minority owners. Consolidation of the ISE Stock Exchange does not currently have any effect on our net results of operations and will not until it generates net profits. Therefore, consolidation increases our revenues and expenses to reflect 100% of the ISE Stock Exchange’s results; however, these revenues and expenses are offset dollar-for-dollar by minority interest since we are not required to recognize any of its losses.

Summary operating results for our two segments and their effect on our consolidated results are as follows:

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
	Options Exchange	Stock Exchange	Eliminations	ISE Holdings	Options Exchange	Stock Exchange	ISE Holdings
Total revenues	$55,938	$733	$(267)	$56,404	$47,544	$—	$47,544
Gross margin	50,385	378	(267)	50,496	41,574	—	41,574
Total expenses	23,627	3,882	(267)	27,242	20,128	900	21,028
Minority interest	—	3,040	—	3,040	—	—	—
Income before provision for income taxes	29,527	—	—	29,527	23,057	(900)	22,157
Net income/(loss)	$16,684	$—	$—	$16,684	$12,913	$(495)	$12,418

Recent Events

On April 30, 2007, we signed a definitive agreement with Eurex, the world’s largest derivatives exchange jointly owned by Deutsche Börse AG and SWX Swiss Exchange, under which Eurex will acquire us for approximately $2.8 billion in cash, or $67.50 per share. The transaction will be implemented by way of a merger and is subject to approval by the holders of a simple majority (50 percent plus one share) of our outstanding common stock at a special shareholder meeting to be held as soon as practicable, receipt of regulatory approval by the SEC and other customary closing conditions. The combination will create the largest transatlantic derivatives marketplace with significant U.S. dollar and Euro product coverage and with significant operations and revenues in both the U.S. and Europe, the two largest markets based on market capitalization. We will continue to operate as a separate entity under SEC regulation in our current governance structure and under the ISE brand.

Business Environment

Our business is affected by macroeconomic factors impacting the U.S. economy as well as factors specific to the securities industry. The equities markets ended the first quarter essentially flat but fluctuated during the period. Average daily volume of NYSE and Nasdaq-listed securities increased approximately 16% in the first quarter of 2007 compared to the comparable period in the prior year.

The options industry continues to operate in an increasingly competitive and challenging environment while at the same time experiencing robust growth and expansion. Industry average daily equity options volume increased 25% from 7.9 million contracts during the first quarter of 2006 to 9.0 million contracts during the first quarter of 2007, and industry average daily index option volume increased from 626,000 to 957,000 over the same period. Our average daily equity options volume increased from 2.4 million to 2.7 million over the same period; however, our market share decreased to 30.2% from 32.7%. Our average daily index volume was 45,000 during the first quarter of 2007 compared to 28,000 during the same period last year.

Quoting in Penny Increments

On January 26, 2007, at the request of the SEC, all of the options exchanges initiated a pilot program to quote 13 options in pennies. The pilot program is being conducted with trading increments of one-cent for options trading up to $3.00 and in five-cent increments for options trading above $3.00 for 12 of the pilot options. All options on one ETF, the QQQQ, are being quoted in one-cent increments. The options industry participants and industry observers are keenly interested in the results of this pilot and in particular, the SEC’s actions after reviewing the analysis and data from the options exchanges. Quoting in penny increments might benefit investors with small orders because they might receive more favorable prices and the industry may experience higher volumes. However, penny trading may also have other perceived implications. These include decreased market makers’ profitability which could lead to pricing pressure on exchanges, decreased liquidity for large size orders, reduction or elimination of payment-for-order-flow, and increased message traffic and capacity concerns. Recently, an official from the SEC commented that she would not support an end to the penny pilot at its conclusion in July 2007 and would further recommend expanding the pilot. While the views expressed by the SEC official are her own and not necessarily that of the SEC, we believe comments by a senior SEC official provide insights to the overall views or directions the SEC may take in certain matters.

Based on our experience during the first several months of the pilot, we have observed an increase in quote traffic, a narrowing of spreads, a reduction in displayed size, an increase in volume, and a decrease in payment for order-flow. These results were in line with our overall expectations. We are currently preparing our reports on the penny pilot for the SEC and are uncertain what decisions it will make at this time.

Our Market Share and Dividend Trade Activity

Our average daily volume of equity options has grown significantly; however, we have experienced seasonal fluctuations on a quarterly basis. While our trading volumes have generally been increasing, over the same period our market share has fluctuated. The following chart reflects our equity options ADV and market share since 2005 on a quarterly basis:

	Q1-05	Q2-05	Q3-05	Q4-05	Q1-06	Q2-06	Q3-06	Q4-06	Q1-07
Our Equity Options ADV (in thousands)	1,727	1,598	1,694	2,035	2,356	2,372	2,194	2,381	2,728
Equity Options Market Share	33.1%	32.5%	32.6%	31.9%	32.7%	31.8%	32.2%	30.1%	30.2%

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

Index Court Action

On November 2, 2006, we filed a complaint in the U.S. District Court for the Southern District of New York seeking to end the exclusive listing of certain index options (the “ISE NY Action”). We asked the District Court to issue a declaratory judgment ordering that we do not need a license to list index options on the DJIA and S&P 500 Index. Currently, these two actively-traded index options trade exclusively on CBOE pursuant to licensing agreements between CBOE, Dow Jones, and McGraw-Hill. On November 15, 2006, Dow Jones, McGraw-Hill, and CBOE filed a complaint against us and OCC in the Circuit Court of Cook County, Illinois, asking the Circuit Court to issue a declaratory judgment ordering, among other things, that we may not list index options on the DJIA and S&P 500 Index without a license from Dow Jones and McGraw-Hill (the “Defendants’ Action”). On December 22, 2006, Dow Jones and McGraw-Hill filed a motion to dismiss or stay the ISE NY Action pending a decision in the Defendants’ Action. On March 8, 2007, we filed a motion to dismiss or stay the Defendants’ Action pending a decision in the ISE NY Action. Both motions are currently pending decision.

BUSINESS TRENDS AND DRIVERS

Options Exchange Segment

The financial results from our options exchange segment account for the vast majority of our revenues and expenses. The following discusses the options exchange segment’s business trends and drivers.

Revenues

Transaction Fees

Transaction fees have accounted for, and continue to account for, a majority of our revenues and are primarily driven by trading volumes, pricing changes and the proportion of non-broker-dealer customer volume in the trading mix. We have three general fee categories on our options exchange—market maker, firm proprietary and non-broker-dealer customers.

As a result of competitive pressures, we generally do not charge our options exchange members for executing non-broker-dealer customer orders on our exchange with the exception of premium products and our Second Market. Generally, an increase in our non-broker-dealer customer orders reduces our average revenue per side. As a percent of our total sides, non-broker-dealer customer sides have been increasing, reaching a high of 43.1% during the first quarter of 2006. However, it has decreased to 41.9% during the first quarter of 2007. We have also experienced an increase in firm proprietary trading as a percent of our overall trading mix from 10.9% in the first quarter of 2006 to 13.9% in the first quarter of 2007. We believe this increase is an indicator of increased institutional use of our trading platform. Also included in transaction fees are fees we charge exchange members for canceling orders. We have recently changed and raised this fee and may continue to do so in the future. The transaction fee for firm proprietary and non broker-dealer customer premium product transactions is currently $0.18.

Also included in transaction fees are activity remittance fees we pay to the SEC as well as license fees we pay for our exchange members to trade licensed products. GAAP requires us to record these fees on a gross basis.

We continually examine our fee structure in light of competitive changes in the marketplace.

Member Fees and Other

Member fees and other are primarily driven by (a) the number of participants that become members of our exchange; (b) capacity requirements that are dictated by the number of quotes or orders submitted to our trading system as well as the communication method chosen by the member; and (c) revenue from the sale of CMM trading rights. In 2002, we created 60 CMM trading rights to sell for $1.5 million each. Each CMM trading right grants the holder the right to trade as a CMM on our options exchange. We currently recognize revenue from the sale of these CMM trading rights over an estimated useful life of 14 years on a straight line basis. As of March 31, 2007, we have 10 remaining CMM trading rights to sell. We seek appropriate buyers for these CMM trading rights based on their ability to provide significant liquidity to our markets. The proceeds we receive from the sales, less taxes and bonuses we pay on those sales, have been distributed to our stockholders. Unsold CMM trading rights do not generate revenue for us. Accordingly, based on requests by potential exchange members, we decided in 2006 to offer to lease the unsold CMM trading rights for one year periods, for $150,000 per year. We anticipate leasing or selling all of the remaining unsold CMM trading rights and may effect such sales at anytime. However, we have no present agreements with any entity to purchase or lease the remaining CMM trading rights and we cannot assure such sale or lease will take place. As of March 31, 2007, we sold 50 CMM trading rights. Other fees represent revenues from our subsidiary, Longitude.

Market Data Fees

Market data revenues are primarily driven by the proportional number of trades executed on our exchange as well as the OPRA profits. We expect our market data revenues to continue to fluctuate based upon our market share of trades and OPRA’s profitability. Our market share of trades is partly driven by our trade size or our average contracts per trade. With the exception of the first quarter of 2006, we have generally been experiencing an increasing number of contracts per trade. We believe the increase in number of contracts per trade is an indicator of increased trading by institutional investors, who generally trade in larger size than retail investors. To the extent we are successful in our efforts to increase trading by institutional investors, we may experience a decrease in our market data revenues; however, this decrease would be more than offset by increased transaction fee revenues due to the increased trading. Also, to the extent the SEC expands the number of options included in the penny pilot, we would expect OPRA to have increased costs for upgrading the capacity of its systems which may reduce our market data revenues. Additionally, beginning in the second quarter of 2006, we began to record revenues from our own options market data offering. We do not expect the revenues generated from this offering to be material to our 2007 results.

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

Technology and Communications

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

Professional Fees

Professional fees are generally discretionary in nature, however there are non-discretionary components, such as accounting, audit and regulatory fees. As a SRO, we are required to regulate our exchange members and as such, we employ the services of the NASD to perform certain of these functions on our behalf. Certain expenses, such as those related to new business initiatives or litigation may fluctuate from year to year. As a result of our pending merger with Eurex, we expect to incur additional legal and advisory fees prior to closing the transaction.

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

Interest and Investment Income

Interest and investment income is primarily driven by our available cash balances.

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

Stock Exchange Segment

Our stock exchange segment is still in the early stages of its development. The revenues in this segment will not be material until such time as we can attract significant amounts of order flow. There are many ways to attract order flow, including pricing, system performance and functionality. Our profitability will be affected by how we position this business to be competitive in these areas.

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

The following table reflects the calculation of our net transaction fees for our options exchange:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per side amounts)
Transaction fees	$44,478	$36,867
Less cost of revenues:
Activity remittance fees	4,079	4,345
ETF and index license fees	1,829	1,625

Total cost of revenues	5,908	5,970

Net transaction fees	$38,570	$30,897
Total sides	338,389	295,631
Average transaction fee per side	$0.130	$0.125
Average cost of revenues per side	(0.016)	(0.020)

Average net transaction fee per side	$0.113	$0.105

CRITICAL ACCOUNTING POLICIES

Our accounting policy related to our revenue recognition from the sale of CMM trading rights on our options exchange is our most critical accounting policy that requires management to make estimates and judgments that could affect our results.

As of March 31, 2007, we have sold 50 trading rights. The trading rights were each sold pursuant to a purchase agreement for $1.5 million each. Certain trading rights were paid in full on the purchase date, while others are payable in annual installments; however, the purchase agreement grants immediate membership upon execution of the purchase agreement.

The trading rights are transferable and have no contractual term. We have an implied performance obligation to maintain our marketplace over the life of the membership, and therefore recognize the revenue from the sale of the trading rights over the estimated life of the trading right, as the implied performance obligation is fulfilled. We have estimated the life of the trading right at 14 years, and recognize revenue over this period on a straight-line basis.

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

We recognized revenue of $1.3 million and $1.2 million during the three months ended March 31, 2007 and 2006, respectively, from the sale of CMM trading rights.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None

KEY STATISTICAL INFORMATION

In evaluating the performance of our options exchange business, management closely monitors these key statistics:

	Three Months Ended March 31,
	2007	2006
Trading Days	61	62

Average daily trading volume (1) (2)
Equity and Index Options
Total U.S. industry equity and index options traded (in thousands)	9,990	7,828
Our equity and index options traded (in thousands)	2,773	2,384
Our market share of equity and index options traded	27.8%	30.5%
Equity Options
Total U.S. industry equity options traded (in thousands)	9,033	7,202
Our equity options traded (in thousands)	2,728	2,356
Our market share of equity options traded	30.2%	32.7%
Index Options
Total U.S. industry index options traded (in thousands)	957	626
Our index options traded (in thousands)	45	28
Our market share of index options traded	4.7%	4.5%
Our member total trading volume (sides, in thousands): (3)
Account type:
Customer	141,620	127,302
Firm proprietary	47,089	32,232
Market maker	149,680	136,097

Total Sides	338,389	295,631
Our market share of total industry trading: (4)
Customer	29.4%	32.1%
Firm proprietary	23.6%	24.9%
Market maker	27.9%	30.6%
Revenue:
Average transaction fee per side (5)	$0.130	$0.125
Average cost of transaction fee per side (6)	$(0.016)	$(0.020)

Average net transaction fee per side (6)	$0.113	$0.105
Average transaction fee per revenue side (7)	$0.174	$0.176
Our trades:(8)
Average contracts per trade	18.5	16.2
Average trades per day (in thousands)	150.1	147.2
Total trades (in thousands)	9,156	9,126
Our market share of industry trade volume	31.7%	33.8%
Our listed issues: (9)
Average number of issues traded during the period	1,643	854
Our Members (average number trading during period)
PMMs	10	10
CMMs	147	142
EAMs	110	102

Total	267	254
Employees (period average)
Full-time equivalent (10)	182	189

(1)	Represents single counted contract volume. For example, a transaction of 500 contracts on our exchange is counted as a single 500 contract transaction for purposes of calculating our volumes, even though we may receive transaction fees from parties on both sides of the transaction, one side of a transaction, or in some cases, neither side of a transaction.

(2)	Our market share is calculated based on the number of contracts executed on our exchange as a percentage of total industry contract volume.

(3)	Represents each side of a buy or sell transaction. For example, a transaction of 500 contracts on our exchange is counted as two sides of 500 contracts, representing a buy and a sell transaction. We generally do not charge our members for executing non-broker-dealer customer orders on our exchange except for options on our premium products as well as options for listings in our Second Market.

(4)	Represents our market share of total U.S. industry equity and index trading for members trading on our exchange based on contract trading volume.

(5)	Average transaction fee per side is calculated by dividing our transaction fees by the total number of sides executed on our exchange. We generally do not charge our members for executing non-broker-dealer customer orders on our exchange except for options on our premium products as well as options for listings in our Second Market. Comparing our average transaction fee per side to our average transaction fee per revenue side reflects the negative effect of our fee waivers or reductions on our revenues, on a per side basis.

(6)	Average cost of transaction fee per side is calculated by subtracting cost of revenues from transaction fees, which we refer to as net transaction fees, and dividing the result by the total number of sides executed on our exchange.

(7)	Our average transaction fee per revenue side reflects the transaction fee we charge to our market participants per our publicly available pricing schedules. These schedules were part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act.

(8)	Members can have several contracts per trade. Trades represent the number of trades cleared through The Option Clearing Corporation, or the OCC. Market data revenue is generated on a per trade basis, not on a contract basis.

(9)	By “issues” we mean the number of securities underlying our options. We trade multiple options series on each underlying security.

(10)	Excludes full-time equivalent employees of ISE Stock Exchange, LLC, beginning April 2006.

We derive our data from our own records and data for the markets in which we compete from information published by or prepared for OCC and OPRA.

Results of Operations

QUARTER ENDED MARCH 31, 2007 VERSUS MARCH 31, 2006

Options Exchange Segment

Overview

Net income increased 29.2% to $16.7 million during the three months ended March 31, 2007 from $12.9 million during the comparable period in 2006, primarily due to increased trading volumes on our options exchange. Our expenses increased 17.4% to $23.6 million during the three months ended March 31, 2007 from $20.1 million during the comparable period in 2006, primarily due to increased incentive compensation and capacity costs.

Revenues

	Three Months Ended March 31,
	2007	2006	Change	% Change
	(in millions)
Revenues
Transaction fees	$43.9	$36.9	$7.0	19.0%
Member fees and other	7.3	5.6	1.7	30.0%
Market data	4.7	5.1	(0.3)	-6.2%

Total revenues	55.9	47.5	8.4	17.7%
Cost of revenues
Activity remittance fees	3.9	4.3	(0.4)	-10.3%
License fees	1.7	1.6	0.0	1.9%

Total cost of revenues	5.6	6.0	(0.4)	-7.0%

Gross margin	$50.4	$41.6	$8.8	21.2%

Transaction Fees

Transaction fee revenues increased 19.0% to $43.9 million during the three months ended March 31, 2007 from $36.9 million during the comparable period in 2006, primarily due to increased trading volumes on our options exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options during the three months ended March 31, 2007 increased 25.4% from the comparable period in 2006.

•	Our ADV increased 15.8% over the same period; however our market share decreased to 30.2% from 32.7%.

•	Our ADV in index options was 45,000 during the three months ended March 31, 2007 compared to 28,000 during the comparable period in 2006.

Our average transaction fee per side increased to $0.130 during the three months ended March 31, 2007 from $0.125 during the comparable period in 2006. Over the same period our average net transaction fee per side, a measure we use to evaluate our revenues which excludes activity remittance fees and ETF and license fees, increased to $0.113 from $0.105. Higher premium product volumes for which we charge non-broker-dealer customers as well as changes in our trading mix drove these increases. Firm proprietary trading activity, as a percent of our overall volumes, increased to 13.9% during the three months ended March 31, 2007 from 10.9% during the comparable period in 2006. We believe this shift in mix is a sign of increased institutional trading. Additionally, we recorded higher cancellation fee revenues due to recent changes we initiated in the calculation and the amount we charge for this fee. Partly offsetting these increases was a decrease in average transaction fees charged to our market makers based on our exchange reaching certain overall volume thresholds.

Member Fees and Other

Member fees and other increased 30.0% to $7.3 million during the three months ended March 31, 2007 from $5.6 million during the comparable period in 2006. The increase was primarily driven by an increase in connectivity fees due to a pricing change and revenues from our subsidiary, Longitude. In April 2006, we changed our exchange member connectivity fees to be based on an exchange member’s quote capacity usage versus login activity.

Market Data

Market data revenues decreased 6.2% to $4.7 million during the three months ended March 31, 2007 from $5.1 million in 2006 primarily due to our lower market share of trades. We accounted for 31.7% of total industry trades during the three months ended March 31, 2007 and 33.8% during the comparable period in 2006.

Expenses

	Three Months Ended March 31,
	2007	2006	Change	% Change
	(in millions)
Expenses
Compensation and benefits	$12.8	$10.9	$1.9	17.1%
Technology and communications	4.3	3.5	0.8	23.4%
Occupancy	1.3	1.3	(0.0)	-1.3%
Professional fees	1.7	1.3	0.4	32.8%
Marketing and business development	0.5	0.6	(0.1)	-13.7%
Depreciation and amortization	1.7	1.5	0.2	14.6%
Other	1.3	1.0	0.3	30.2%

Total direct expenses	23.6	20.1	3.5	17.5%
Reorganization	—	0.0	0.0	N/M

Total expenses	$23.6	$20.1	$3.5	17.4%

Compensation and Benefits

Compensation and benefits expense increased 17.1% to $12.8 million during the three months ended March 31, 2007 from $10.9 million during the comparable period in 2006. The increase was primarily due to higher stock-based compensation. We distribute a portion of our adjusted pre-tax earnings as incentive compensation to our employees in the form of restricted stock and cash. Higher profitability levels in 2006 led to the higher current stock-based compensation.

Technology and Communication

Technology and communication expense increased 23.4% to $4.3 million during the three months ended March 31, 2007 from $3.5 million during the comparable period in 2006 primarily due to a $0.5 million increase in spending on equipment and software in order to handle the increased quoting on our trading system. In addition, costs related to OMX increased $0.1 million for enhancements to our options trading system.

Professional Fees

Professional fees increased 32.8% to $1.7 million during the three months ended March 31, 2007 from $1.3 million during the comparable period in 2006 due to higher legal expenses related to our litigation concerning the exclusive listing of index options.

Marketing and Business Development

Marketing and business development expenses decreased 13.7% to $0.5 million during the three months ended March 31, 2007 from $0.6 million during the comparable period in 2006 due to lower levels of spending on marketing and advertising material primarily due to timing of marketing programs.

Depreciation and Amortization

Depreciation and amortization expenses increased 14.6% to $1.7 million during the three months ended March 31, 2007 from $1.5 million during the comparable period in 2006 due to higher amortization expense of the assets of Longitude which was acquired in March 2006.

Other Expenses

Other expenses increased 30.2% to $1.3 million during the three months ended March 31, 2007 from $1.0 million during the comparable period in 2006. The increase was attributable to higher board fees as well as an increase in other general expenses to support our overall growth.

Interest and Investment Income

Interest and investment income increased to $2.8 million during the three months ended March 31, 2007 from $1.6 million during the comparable period in 2006 as a result of higher average cash balances.

Provision for Income Taxes

Our tax provision increased to $12.8 million during the three months ended March 31, 2007 from $10.1 million during the comparable period in 2006. Over the same period our effective tax rate decreased to 43.5% from 44.0% due to lower tax rates on our invested cash.

Stock Exchange Segment

Our stock exchange segment is still in its early stages of development. This segment recorded gross margin of $0.4 million in the three months ended March 31, 2007 primarily as a result of the launch of our displayed market in December 2006. We use a maker-taker pricing method for our displayed market and have waived fees for our MPM platform through May 1, 2007. Total expenses increased to $3.9 million during the three months ended March 31, 2007 from $0.9 million during the comparable period in 2006 primarily due to higher compensation and benefits expense reflecting higher staffing levels required to launch and operate the stock exchange. As discussed above, we do not recognize any losses from ISE Stock Exchange on a consolidated basis.

Liquidity and Capital Resources

We presently finance our options exchange business primarily through cash generated by our operating activities. We believe that cash flows generated by our operating activities should be sufficient for us to fund our current operations. In addition, we have access to an uncommitted $10.0 million credit facility and may have the ability to raise capital through issuance of debt or equity to new or existing investors through private and public capital markets transactions, if necessary. We finance our stock exchange business through the cash initially raised from its strategic investors.

The following table sets forth our consolidated net cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$4,870	$6,498
Net cash (used in)/provided by investing activities	(11,137)	2,121
Net cash used in financing activities	(3,504)	(257)

(Decrease)/increase in cash and cash equivalents	(9,771)	8,362
Cash and cash equivalents at beginning of period	200,015	170,927

Cash and cash equivalents at end of period	$190,244	$179,289

Our cash and cash equivalents are primarily comprised of investments in money market accounts and highly liquid investments with maturities of less than 90 days. Assets readily convertible into cash consists of amounts due from our members for transactions executed on our options and stock exchange, which are principally reflected in our current accounts receivable, less cash we hold in connection with our payment for order flow program which is discussed below. We charge members for their transactions on a monthly basis and collect these fees within five business days after the end of each month pursuant to a standing agreement with OCC for options transactions and DTCC for stock transactions, where we have the ability to withdraw our non-contested fees from members’ security clearing accounts. Also included in amounts readily convertible into cash are investments of our excess cash in U.S. Treasuries and municipal bonds, which are included in securities owned. Cash and cash equivalents, together with assets readily convertible into cash, accounted for 77.7% in the three months ended March 31, 2007, and 70.3% in the same period prior year

Cash and cash equivalents decreased to $190.2 million as of March 31, 2007 from $200.0 million as of December 31, 2006:

•

Our net cash provided by operating activities was $4.9 million during the three months ended March 31, 2007 primarily due to increased trading volumes on our options exchange partly offset by a decrease in our compensation and benefits payable related to cash payment we made to our employees as part of 2006 year end compensation.

•

Our net cash used in investing activities was $11.1 million during the three months ended March 31, 2007. We purchased fixed assets of $3.2 million primarily for leasehold improvements relating to expansion of our data center in order to support our overall growth. Additionally, we purchased $8.0 million of available for sale securities, primarily municipal debt instruments.

•

Our net cash used by financing activities was $3.5 million during the three months ended March 31, 2007. We repurchased $4.2 million of our common stock tendered by our employees to satisfy tax withholding obligations in connection with the vesting of awards of restricted stock. We repurchased these shares based on their fair market value on the vesting date. We paid dividends of $1.9 million for the three months ended March 31, 2007. Partly offsetting these decreases was a tax benefit of $2.4 million related to options exercised by our employees. Our taxes are reduced by the after tax effect of the difference between the fair market value and strike price of the options our employees exercised.

As of March 31, 2007 and December 31, 2006 included in cash and cash equivalents is $5.3 million and $0.6 million, respectively, for our payment for order flow program. Under this program we pay our EAMs on behalf of our market makers for order flow sent to the exchange. We assess fees to our market makers, PMMs and CMMs, and distribute those funds to our EAMs. Each PMM has full discretion regarding the payment, and we administer the payments. Accordingly, we reflect the assessments and payments on a net basis with no impact on revenues or expenses. When fees are assessed, we record an asset with a corresponding liability.

As of March 31, 2007 and December 31, 2006, included in cash and cash equivalents is $34.8 and $37.8 million held for the exclusive use of ISE Stock Exchange.

As of March 31, 2007 and December 31, 2006, we had a letter of credit agreement totaling $0.4 million to satisfy lease commitments and administrative obligations.

Financial Condition

Our total assets increased to $402.0 million as of March 31, 2007 from $396.4 million as of December 31, 2006. This increase was primarily due to operating cash proceeds resulting from higher transaction volumes. Also affecting our total assets were the following:

•

Our securities owned increased to $99.5 million as of March 31, 2007 from $92.8 million as of December 31, 2006. Our securities owned are comprised of investments of our excess cash in U.S. treasuries and municipal bonds as well as investments in various mutual funds related to our long-term deferred compensation plan for our employees. Our balance of U.S. treasuries and municipal bonds increased by $7.9 million. Mutual fund investments decreased by $1.1 million primarily due to the withdrawal of vested deferred compensation balances by employees.

•	Our income tax receivable was $9.0 million as of March 31, 2007 compared to $9.6 million as of December 31, 2006.

•	Other assets increased to $11.1 million as of March 31, 2007 from $8.2 million as of December 31, 2006 primarily due to the purchase of intangible assets.

Our total liabilities decreased to $94.2 million as of March 31, 2007 from $101.8 million as of December 31, 2006. This decrease was primarily due to a decrease in our compensation and benefits payable due to the payment of incentive compensation awards for 2006 performance and exercises of vested balances in our employee profit-sharing plan in the three months ended March 31, 2007.

We recorded $33.3 million of minority interest representing minority stockholder’s interest in ISE Stock Exchange as of March 31, 2007.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of March 31, 2007, which are primarily operating leases for office space and equipment and contractual agreements for trading software license technology enhancements and support of our core trading system from OMX:

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating leases	$27,922	$7,198	$9,567	$4,380	$6,777
OMX purchase obligations	20,088	7,793	9,230	3,065	—
Other purchase obligations	1,403	375	1,028	—	—

Total	$49,413	$15,366	$19,825	$7,445	$6,777

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

Interest Rate Risk

In order to maximize yields, we invest portions of our excess cash in short-term interest earning assets, primarily money market instruments at commercial banks and U.S. treasuries and municipal bonds with maturities of less than two years, which totaled $281.9 million as of March 31, 2007 and $288.5 million as of December 31, 2006. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Equity Price Risk

We do not trade securities for our own account nor do we maintain inventories of securities for sale. However, we do have investments in various mutual funds that we hold on behalf of our employees as part of our previous long-term performance-based profit-sharing plan. Under the plan, fund awards were granted to our employees, which they in turn invest in various mutual fund investments. Employees vest in the distributions over a period of three years. The participating employees bear the risk of the vested portion of the investments, and we bear the risk of the unvested portion. In addition, we have purchased U.S. treasuries and municipal bonds with our available excess cash in order to increase our return. As a result, we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $0.2 million and $0.3 million as of March 31, 2007 and December 31, 2006, respectively.

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

Our business faces significant risks. The risks described below update the risk factors described in our Annual Report on Form 10-K for the fiscal year ending December 31, 2006 and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q and our 2006 Form 10-K may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially.

Our merger agreement with Eurex requires us to obtain their written consent before undertaking certain material transactions.

In accordance with the provisions of the Eurex merger agreement, we are required to receive written consent (which consent cannot be unreasonably withheld, conditioned or delayed), from Eurex prior to undertaking certain actions including actions relating to capital expenditures, dividend payments (other than our regular $.05 quarterly dividend), share issuances, acquisitions, debt incurrence, amendments to our charter or bylaws and material contracts or certain other material transactions. We cannot assure you that we would receive this consent to undertake these actions, which could impact the operation of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by the Company of our common stock during the three months ended March 31, 2007. No shares were repurchased during the month of February 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	64,927	$46.79	—	—
March 1, 2007 – March 31, 2007	24,844	$46.57	—	—

(1)

These shares represent shares of common stock that were tendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the vesting date.

Item 5.	Other Information

On May 8, 2007 the Company declared a quarterly dividend of $0.05 per share of Class A common stock to stockholders of record as of June 22, 2007. The dividend is payable on June 29, 2007.

On May 8, 2007, the Company announced that two new members are joining its Board of Directors. Joseph Stefanelli and Kenneth Vecchione are replacing Ivers Riley and Mark Kritzman who are retiring from the Board due to term limits. In addition to the newly elected Board members, Barbara Diamond and Richard Schmalensee were re-elected to serve another two-year term on the Board, and David Krell, the Company’s President and Chief Executive Officer, was re-elected to serve a one-year term.

Item 6.	Exhibits

10.21*	Agreement dated March 5, 2007 between International Securities Exchange, LLC and TSX Group Inc.

31.1	Certification by the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

Date: May 10, 2007	By:	/s/ Bruce Cooperman
	Name:	Bruce Cooperman
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)