Form 10-Q
period 2007-06-30
International Securities Exchange Holdings, Inc.
filed 2007-08-07
CIK 1295230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of July 31, 2007 there were 38,786,163 shares of the registrant’s Class A common stock outstanding (voting).

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2007

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Transaction fees	$47,558	$40,682	$92,036	$77,549
Member fees and other	6,887	6,330	14,004	11,952
Market data	4,719	4,095	9,528	9,150

Total revenues	59,164	51,107	115,568	98,651
Cost of revenues:
Activity remittance fees	2,533	3,706	6,612	8,051
License fees, liquidity rebates, and brokerage fees	841	2,321	2,670	3,946

Total cost of revenues	3,374	6,027	9,282	11,997
Gross margin	55,790	45,080	106,286	86,654
Expenses:
Compensation and benefits	16,301	11,476	31,372	22,844
Technology and communications	4,558	3,739	9,121	7,257
Occupancy	1,579	1,396	3,040	2,714
Professional fees	2,141	1,443	4,221	3,071
Marketing and business development	763	816	1,547	1,438
Depreciation and amortization	2,831	1,839	4,697	3,356
Other	1,965	1,538	3,382	2,571

Total direct expenses	30,138	22,247	57,380	43,251
Merger related costs	2,149	—	2,149	—
Reorganization	—	105	—	129

Total expenses	32,287	22,352	59,529	43,380
Operating income	23,503	22,728	46,757	43,274
Interest and investment income	3,494	1,535	6,727	3,146
Minority interest	2,714	272	5,754	272

Income before provision for income taxes	29,711	24,535	59,238	46,692
Provision for income taxes	13,828	10,832	26,671	20,571

Net income	$15,883	$13,703	$32,567	$26,121

Earnings per share:
Basic	$0.41	$0.37	$0.85	$0.70
Diluted	$0.39	$0.35	$0.81	$0.66
Weighted average number of shares outstanding:
Basic	38,279	37,380	38,208	37,242
Diluted	40,243	39,477	40,201	39,411

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	June 30, 2007	Dec 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$230,476	$200,015
Accounts receivable, net	44,538	34,815
Income tax receivable	14,043	9,644
Securities owned	41,558	60,090
Other current assets	5,007	2,415

Total current assets	335,622	306,979
Securities owned	29,538	32,724
Fixed assets, net	30,749	29,009
Deferred tax asset, net	21,406	21,932
Other assets	4,625	5,781

Total assets	421,940	396,425

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	20,511	19,430
Compensation and benefits payable	8,662	12,453
Deferred revenue	5,797	5,129
Payment for order flow payable	11,717	10,262

Total current liabilities	46,687	47,274
Deferred revenue	48,396	50,954
Other liabilities	3,200	3,609

Total liabilities	98,283	101,837

Minority interest	30,569	36,323
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 150,000 authorized, 38,299 and 37,988 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	383	380
Additional paid-in capital	168,808	162,653
Retained earnings	123,941	95,260
Accumulated other comprehensive income/(loss)	(44)	(28)

Total stockholders’ equity	293,088	258,265

Total liabilities, minority interest and stockholders’ equity	$421,940	$396,425

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
As of December 31, 2006	37,988	$380	$162,653	$95,260	$(28)	$258,265
Net income	—	—	—	32,567	—	32,567
Dividend	—	—		(3,886)	—	(3,886)
Stock-based compensation	—	—	5,487	—	—	5,487
Stock options exercised and restricted stock vested	311	3	791	—	—	794
Shares repurchased	—	—	(4,199)	—	—	(4,199)
Tax benefit from stock-based plans	—	—	4,076	—	—	4,076
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	(16)	(16)

As of June 30, 2007 (Unaudited)	38,299	$383	$168,808	$123,941	$(44)	$293,088

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$32,567	$26,121
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Depreciation and amortization	3,748	3,172
Asset impairment	949	184
Minority interest	(5,754)	2,610
Stock based compensation	5,487	3,933
Deferred taxes	526	(32)
Unrealized gain on securities owned and available-for-sale securities, net	(282)	(159)
Excess tax benefits from share-based payment arrangements	(4,076)	(6,500)
(Increase)/decrease in operating assets:
Accounts receivable, net	(9,723)	(4,209)
Income tax receivable	(323)	3,581
Securities owned	3,779	2,486
Other assets	(2,601)	(787)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	1,081	3,612
Compensation and benefits payable	(3,791)	(1,803)
Income tax payable	—	(372)
Deferred revenue	(1,890)	1,086
Payment for order flow payable	1,455	(3,033)
Other liabilities	(409)	(370)

Net cash provided by operating activities	20,743	29,520

Cash flows from investing activities:
Purchase of fixed assets	(5,272)	(2,312)
Purchase of intangible assets	—	(2,234)
Purchase of available for sale securities	(10,733)	—
Investment in ISE Stock Exchange, LLC	—	(1,760)
Maturities of available for sale securities	28,938	4,973

Net cash provided by/(used in) investing activities	12,933	(1,333)

Cash flows from financing activities:
Dividend	(3,886)	(3,797)
Proceeds from options exercised	794	588
Shares repurchased	(4,199)	(1,971)
Excess tax benefits from share-based payment arrangements	4,076	6,500

Net cash (used in)/provided by financing activities	(3,215)	1,320

Increase in cash and cash equivalents	30,461	29,507
Cash and cash equivalents, beginning of period	200,015	170,927

Cash and cash equivalents, end of period	$230,476	$200,434

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Information as of June 30, 2007 and 2006 is unaudited and for the twelve months ended December 31, 2006 is audited)

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

•	Longitude LLC (“Longitude”)—a wholly-owned subsidiary created in April 2006 to provide an alternative trading platform using patented Parimutuel Derivative Call Auction technology.

•

ISE Stock Exchange, LLC (“ISE Stock Exchange”)—a majority-owned subsidiary created in April 2006 as an exchange facility of ISE for equity securities. ISE Stock Exchange commenced trading operations in September 2006.

•	ETC Acquisition Corp. (“ETC”)—a wholly-owned subsidiary, which as of April 1, 2007 is used to lease CMM trading rights on the Company’s options exchange.

The Company operates two reportable segments - an options exchange and a stock exchange. The options exchange segment is comprised of the operations from ISE, Longitude and ETC. The stock exchange segment is comprised of the operations from ISE Stock Exchange.

2. EUREX MERGER

On April 30, 2007, the Company signed a definitive agreement with Eurex, a derivatives exchange jointly owned by Deutsche Börse AG and SWX Swiss Exchange, under which Eurex will acquire the Company for approximately $2.8 billion in cash, or $67.50 per share. The transaction will be implemented by way of a merger and is subject to approval by the holders of a simple majority (50 percent plus one share) of the Company’s outstanding common stock at a special shareholder meeting, receipt of regulatory approval by the SEC and other customary closing conditions. The combination will create a transatlantic derivatives marketplace with significant U.S. dollar and Euro product coverage and with significant operations and revenues in both the U.S. and Europe. The Company will continue to operate as a separate entity under SEC regulation as a U.S. exchange in its current governance structure and under the ISE brand.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ISE, ETC, ISE Stock Exchange and Longitude. All inter-company transactions have been eliminated in consolidation. In accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), ISE Stock Exchange is considered a variable interest entity (“VIE”) and effective December 31, 2006, the Company consolidated its results as it was deemed the primary beneficiary. The Company’s consolidation of ISE Stock Exchange will currently not have any effect on the Company’s net results of operations until ISE Stock Exchange generates net profits. Revenues and expenses of the Company will increase to reflect 100% of ISE Stock Exchange’s results; however, it will not have any impact on net income as the Company is not required to absorb any losses of the VIE. All revenues and expenses will be offset dollar-for-dollar by minority interest. Prior to our agreement with the strategic investors in April 2006, the Company recognized all the losses related to ISE Stock Exchange.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses for the period presented. Actual results could differ from those estimates.

Revenue Recognition

Transaction fees are earned based on contracts executed on the Company’s exchange and are recorded as transactions occur on a trade date basis. Transaction fees are recorded net of discounts of $10,179 and $8,555 for the three months ended June 30, 2007 and 2006, respectively, and $19,574 and $18,097 for the six months ended June 30, 2007 and 2006. The Company waives or discounts certain trading fees.

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

Deferred Revenue

The Company has sold 50 CMM trading rights as of June 30, 2007. The CMM trading rights were each sold pursuant to a purchase agreement for $1.5 million each. Certain CMM trading rights were paid in full on the purchase date, while others are payable in annual installments; however, the purchase agreement grants immediate CMM trading rights upon execution of the purchase agreement. The Company currently recognizes revenue from the sale over 14 years, the estimated useful life, on a straight-line basis. The estimated useful life was determined based upon an analysis of certain factors driving the securities industry that could have an effect on the Company’s operations in providing services to its exchange members. Such factors included significant historical operating, regulatory and technology changes which have affected market participants and trading venues. Based upon the analysis, the Company estimated a life of 14 years; however, this period may be subject to change in the future.

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

	June 30, 2007	Dec 31, 2006
Company funds	$197,397	$161,624
Reserved for ISE Stock Exchange, LLC	32,454	37,767
Reserved for payment for order flow program	625	624

Total	$230,476	$200,015

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

	June 30, 2007	Dec 31, 2006
U.S. Government debt obligations	$28,955	$28,998
Municipal bonds	41,558	60,090
Mutual funds	583	3,726

Total	$71,096	$92,814

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

The Company capitalized $1,625 and $2,751 for software licenses and software developed for internal use during the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.

Marketing and Promotional Fees

Advertising costs, including media advertising and production costs, are expensed when incurred.

Merger Related Costs

Merger related costs consist primarily of advisory fees incurred in connection with our contemplated merger with Eurex.

Intellectual Property

All costs related to patents on internally developed intellectual property are expensed when incurred

Impairment of Long-Lived Assets

On a periodic basis, the Company performs a review for the impairment of long-lived assets when events or changes in circumstances indicate that the estimated undiscounted future cash flows expected to be generated by the assets are less than their carrying amounts or when other events occur which may indicate that the carrying amount of an asset may not be recoverable. During the six months ended June 30, 2007, the Company recorded an impairment charge of $949 related to intellectual property acquired with Longitude. Based on the Company’s decision to suspend the licensing of auction technology, the Company determined that the assets were completely impaired.

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

Related Party Transactions

As a regulated securities exchange, the Company regularly transacts business with broker-dealers involved in the business of trading securities and those broker-dealers may be stockholders of the Company. Therefore, the Company engages in transactions with certain stockholders in the ordinary course of business. As a national securities exchange, the Company is required to provide equal non-discriminatory access and fees to all its members. Therefore, the Company is prohibited by SEC regulation to charge fees that are not on or vary from its approved pricing schedule. In addition, FAS No. 57 “Related Party Disclosures” requires disclosures of related party transaction with owners of more than 10 percent of the voting interests in the Company. The Company did not transact business with any stockholders that beneficially owned more than 10% of its outstanding common stock as of June 30, 2007 and 2006.

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

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space and computer equipment. Expenses recorded under these agreements for three months ended June 30, 2007 and 2006 were $2,192, and $1,745, respectively, and for the six months ended June 30, 2007 and 2006 were $4,429, and $3,508, respectively. In addition, the Company has entered into contractual agreements with certain index providers for the rights to list index products. The Company also has entered into contractual agreements for technology enhancements and support with OMX (US) Inc. and its affiliates (collectively “OMX”). Expenses related to OMX were $2,456 and $2,253 for the three months ended June 30, 2007 and 2006, respectively, and for the six months ended June 30, 2007 and 2006 were $4,705, and $4,391, respectively. At June 30, 2007, future minimum payments for commitments are as follows:

	Operating Leases	OMX	Other	Total
Six months Ending December 31, 2007	$3,900	$4,218	$250	$8,368
Year ending December 31, 2008	6,018	5,162	878	12,058
Year ending December 31, 2009	4,949	4,087	150	9,186
Year ending December 31, 2010	2,944	4,087	—	7,031
Year ending December 31, 2011	2,016	—	—	2,016
Thereafter	$7,281	$—	$—	$7,281

Letter of Credit

In the normal course of business, the Company collateralizes certain leases through standby letters of credit. As of June 30, 2007, the Company provided letters of credit totaling $416 collateralized by certificates of deposit at a financial institution which are included in other assets.

Line of Credit

As of June 30, 2007, the Company had access to a $10,000 uncommitted credit line from a commercial banking institution to be used to meet the Company’s normal short-term capital needs. There were no borrowings outstanding under this credit line as of any of those dates.

Guarantees

The Company applies the provisions of the FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which provides accounting and disclosure requirements for certain guarantees. The Company’s trading rules, which its exchange members are bound by, limit the Company’s liability for losses suffered while conducting business on the Company’s exchange. The Company’s exchange trading rules do not extend to the customers of its exchange members. However, contractually the Company agrees to indemnify its exchange members for losses they suffer in very limited circumstances. The potential for the Company to be required to make payments related to such contractual indemnifications is deemed remote

6. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2007	Dec 31, 2006
Trading related fees	$30,661	$23,257
Payment for order flow program	11,093	9,638
CMM trading rights:
Current	—	600
Unamortized discount	—	(13)
Other	2,803	1,355
Allowance for doubtful accounts	(19)	(22)

Total	$44,538	$34,815

7. DIVIDENDS

The following table sets forth the dividends we paid on our common stock. On May 8, 2007, the Company’s Board of Directors declared a quarterly dividend of $.05 per outstanding share of its class A common stock. The dividend was paid on June 29, 2007, to holders of record as of the close of business on June 22, 2007.

Record Date	Dividend per Share

March 23, 2006	$0.05
June 23, 2006	0.05
September 22, 2006	0.05
December 22, 2006	0.05
March 23, 2007	0.05
June 22, 2007	0.05

8. MEMBER FEES AND OTHER

Member fees and other are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Connectivity, access fees and other fees	$4,233	$3,524	$8,466	$6,745
Communication, equipment and software fees	734	1,093	1,666	1,778
Regulatory and administrative fees	641	502	1,302	906
Revenue from sale of CMM trading rights	1,279	1,198	2,557	2,388
Imputed interest on installment sales of CMM trading rights	—	13	13	135

Total	$6,887	$6,330	$14,004	$11,952

9. STOCK-BASED PLANS

Stock Options

The Company has two stock option plans—the 2002 Stock Option Plan (the “2002 Plan”), which was adopted in 2002, and the Omnibus Stock Plan, which was adopted in 2005. Under the plans, options on the Company’s common stock are issued for terms of 10 years and generally vest over three years. Options issued in connection with the 2002 Plan were issued with an exercise price significantly less than the estimated fair market value of the Company on the date of grant. Options issued under the Omnibus Stock Plan were issued with an exercise price equal to the estimated fair market value of the Company on the date of grant. Options expire on dates ranging from May 2012 to September 2016. A summary of the stock option activity as of June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (years)	Options Exercisable	Weighted Average Exercise Price Per Exercisable Option
Outstanding, December 31, 2005	3,958,587	$3.88	6.9	3,383,703	$1.43
Granted	83,601	40.56	9.4	—	—
Forfeited	—	—			—
Exercised	(803,464)	1.74

Outstanding, December 31, 2006	3,238,724	$5.36	6.1	2,661,972	$1.86
Granted	—	—			—
Forfeited	—	—			—
Exercised	(148,720)	5.35

Outstanding, June 30, 2007	3,090,004	$5.36	5.6	2,741,337	$3.18

The weighted average estimated fair value of the options granted during the year ended December 31, 2006 was $13.39 per option. The Company used a binomial model to value the options. The following assumptions were used:

	Dividend Yield	Expected Volatility	Risk-Free Rate	Expected Life (in years)
2006	0.6%	44.9%	4.41%	3.5

Stock compensation expenses related to stock options were $377 and $318 for the three months ended June 30, 2007 and 2006, respectively, and for the six months ended June 30, 2007 and 2006 were $790 and $619, respectively.

Restricted Stock

The Company issued restricted stock awards (“RSAs”) to employees and certain directors under the Omnibus Stock Plan primarily in connection with year-end compensation and the Company’s initial public offering. All of the restricted stock outstanding as of June 30, 2007 requires future service as a condition to the delivery of the underlying shares of common stock along with certain other requirements outlined in the award agreements. The RSAs vest over a period of two or five years. Information related to the RSAs is set forth below:

Grant	Restricted Stock Awards
Outstanding, December 31, 2005	645,117
Granted	173,786
Forfeited	(19,412)
Vested	(239,747)

Outstanding, December 31, 2006	559,744
Granted	297,879
Forfeited	(4,555)
Vested	(251,040)

Outstanding, June 30, 2007	602,028

Stock compensation expenses related to RSAs were $2,038 and $1,430 for the three months ended June 30, 2007 and 2006, respectively, and for the six months ended June 30, 2006 and 2007 were $4,537, and $3,154, respectively.

Restricted Stock Units

The Company grants certain directors restricted stock units (“RSUs”) under the Omnibus Stock Plan at a total value of $10 per quarter per director. Under the restriction, the stock units cannot be sold until one year after their service on the Board is terminated. Stock compensation expenses related to RSUs were $80 and $80 for the three months ended June 30, 2007 and 2006, respectively, and for the six months ended June 30, 2006 and 2007 were $160, and $160, respectively

Grant	Restricted Stock Units
Outstanding, December 31, 2005	—
Granted	7,432
Forfeited	—
Vested	—

Outstanding, December 31, 2006	7,432
Granted	2,864
Forfeited	—
Vested	—

Outstanding, June 30, 2007	10,296

10. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential reduction in earnings per share that could occur if securities or contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$15,883	$13,703	$32,567	$26,121
Weighted average shares outstanding	38,279	37,380	38,208	37,242
Basic earnings per share	$0.41	$0.37	$0.85	$0.70
Diluted earnings per share:
Net income	$15,883	$13,703	$32,567	$26,121
Weighted average shares outstanding	38,279	37,380	38,208	37,242
Dilutive effect of common stock equivalent shares related to stock options and restricted stock	1,964	2,097	1,993	2,169

Weighted average shares outstanding-diluted	40,243	39,477	40,201	39,411

Diluted earnings per share	$0.39	$0.35	$0.81	$0.66

Diluted EPS computation does not include the anti-dilutive effect of 0 and 28 options for the three months ended June 30, 2007 and 2006, respectively and 0 and 18 for the six months ended June 30, 2007 and 2006, respectively.

11. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in stockholders’ equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$15,883	$13,703	$32,567	$26,121
Change in other comprehensive income:
Unrealized (gain)/loss on available for sale securities, net of tax	(36)	15	(16)	32

Total comprehensive income	$15,847	$13,718	$32,551	$26,153

12. GEOGRAPHIC AND CUSTOMER INFORMATION

All of the Company’s revenues are derived in the U.S. and all of the Company’s assets are located in the U.S. The Company considers significant customers to be those who account for more than 10% of the Company’s gross margin. The following is customer concentration information relating to significant customers of the options exchange segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Exchange members	2	2	1	2
Approximate percent of gross margin	20%	23%	11%	23%

13. BUSINESS SEGMENTS

Beginning in the first quarter of 2007, the Company began evaluating its financial performance based on two operating segments - an options exchange and a stock exchange. Prior the this period, the Company believed the financial results of the stock exchange were immaterial to its results. In order to provide a meaningful comparison, the Company has presented historical financial information using the current methodology. The Company evaluates the performance of its segments based on several factors, of which the primary financial measures are as follows:

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
	Options Exchange	Stock Exchange	Elimination	ISE Holdings	Options Exchange	Stock Exchange	Elimination	ISE Holdings
Total revenues	$57,962	$1,506	$(304)	$59,164	$51,107	$—	$—	$51,107
Gross margin	55,196	898	(304)	55,790	45,080	—	—	45,080
Total expenses	28,548	4,043	(304)	32,287	22,234	1,476	(1,358)	22,352
Minority interest	—	2,714	—	2,714	272	—	—	272
Income/(loss) before provision for income taxes	29,711	—	—	29,711	24,653	(1,405)	1,287	24,535
Net income/(loss)	$15,883	$—	$—	$15,883	$13,769	$(1,353)	$1,287	$13,703

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
	Options Exchange	Stock Exchange	Elimination	ISE Holdings	Options Exchange	Stock Exchange	Elimination	ISE Holdings
Total revenues	$113,901	$2,238	$(571)	$115,568	$98,651	$—	$—	$98,651
Gross margin	105,582	1,275	(571)	106,286	86,654	—	—	86,654
Total expenses	52,176	7,924	(571)	59,529	42,362	2,376	(1,358)	43,380
Minority interest	—	5,754	—	5,754	272	—	—	272
Income/(loss) before provision for income taxes	59,238	—	—	59,238	47,710	(2,305)	1,287	46,692
Net income/(loss)	$32,567	$—	$—	$32,567	$26,681	$(1,847)	$1,287	$26,121

Included in the consolidated statements of financial condition as of June 30, 2007 and December 31, 2006 are $32,455 and $37,767 of cash and cash equivalents; $32,460 and $37,891 of total assets; and $890 and $568 of total liabilities for ISE Stock Exchange, respectively.

14. SUBSEQUENT EVENT

At a special meeting held on July 27, 2007, the Company’s shareholders approved the merger agreement with Eurex. Pursuant to change in control provisions contained within the Omnibus Stock Plan, all unvested stock grants become immediately vested as a result of the affirmative vote unless an employee waived such right until the earlier of closing of the merger or December 31, 2007. Accordingly, the Company will accelerate any remaining stock-based compensation charges.

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

Beginning in the first quarter of 2007 our management began evaluating the Company’s financial performance based on two operating segments - an options exchange and a stock exchange. In order to provide a meaningful comparison, we have presented historical financial information using the current methodology.

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

•

Our stock exchange business segment - In 2006, we expanded our business into the trading of cash equities with the launch of ISE Stock Exchange in partnership with key strategic investors. The ISE Stock Exchange currently operates the only dual structure platform that integrates a non-displayed market, MidPoint Match™ (“MPM”), with a fully displayed stock market. Traders have complete order protection and continuous price improvement.

Pursuant to the terms of our agreement with the strategic investors of the ISE Stock Exchange and in accordance with U.S. GAAP, we are the primary beneficiary of the ISE Stock Exchange and consolidate its financial results. We exercise a majority of the voting interest of the ISE Stock Exchange; however, all losses are allocated solely to the minority owners. Consolidation of the ISE Stock Exchange does not currently have any effect on our net results of operations and will not until it generates net profits. Therefore, consolidation increases our revenues and expenses to reflect 100% of the ISE Stock Exchange’s results; however, these revenues and expenses are offset dollar-for-dollar by minority interest since we are not required to recognize any of its losses. Prior to our agreement with the strategic investors in April 2006, we recognized all the losses related to ISE Stock Exchange.

Summary operating results for our two segments and their effect on our consolidated results are as follows:

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
	Options Exchange	Stock Exchange	Elimination	ISE Holdings	Options Exchange	Stock Exchange	Elimination	ISE Holdings
Total revenues	$57,962	$1,506	$(304)	$59,164	$51,107	$—	$—	$51,107
Gross margin	55,196	898	(304)	55,790	45,080	—	—	45,080
Total expenses	28,548	4,043	(304)	32,287	22,234	1,476	(1,358)	22,352
Minority interest	—	2,714	—	2,714	272	—	—	272
Income/(loss) before provision for income taxes	29,711	—	—	29,711	24,653	(1,405)	1,287	24,535
Net income/(loss)	$15,883	$—	$—	$15,883	$13,769	$(1,353)	$1,287	$13,703

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
	Options Exchange	Stock Exchange	Elimination	ISE Holdings	Options Exchange	Stock Exchange	Elimination	ISE Holdings
Total revenues	$113,901	$2,238	$(571)	$115,568	$98,651	$—	$—	$98,651
Gross margin	105,582	1,275	(571)	106,286	86,654	—	—	86,654
Total expenses	52,176	7,924	(571)	59,529	42,362	2,376	(1,358)	43,380
Minority interest	—	5,754	—	5,754	272	—	—	272
Income/(loss) before provision for income taxes	59,238	—	—	59,238	47,710	(2,305)	1,287	46,692
Net income/(loss)	$32,567	$—	$—	$32,567	$26,681	$(1,847)	$1,287	$26,121

Eurex Merger

On April 30, 2007, we signed a definitive agreement with Eurex, a derivatives exchange jointly owned by Deutsche Börse AG and SWX Swiss Exchange, under which Eurex will acquire us for approximately $2.8 billion in cash, or $67.50 per share. The combination will create the leading transatlantic derivatives marketplace with significant U.S. dollar and Euro product coverage and with significant operations and revenues in both the U.S. and Europe. We will continue to operate as a separate entity under SEC regulation as a U.S. exchange in our current governance structure and under the ISE brand. On July 27, 2007, our stockholders voted to approve our merger agreement with Eurex and this affirmative stockholder vote satisfies a condition of the closing our merger; however, the transaction also requires SEC approval. We expect the transaction to close in the fourth quarter of 2007 and are currently planning the forthcoming integration efforts. In connection with the merger, we incurred expenses of $2.1 million in the second quarter of 2007 related to various advisory costs and expect to incur additional costs until our transaction closes.

Business Environment

Our business is affected by macroeconomic factors impacting the U.S. economy as well as factors specific to the securities industry, and in particular, the equities markets. The equities markets ended the first half of 2007 above the levels of prior periods with all the major equities indices - the Dow Jones Industrial Average, S&P 500 Index and NASDAQ composite index - increasing approximately 8%, 6% and 8%, respectively, since the beginning of the year. Average daily volume of NYSE and Nasdaq-listed securities increased approximately 24% in the first half of 2007 compared to the comparable period in the prior year.

The options industry continues to operate in an increasingly competitive and challenging environment while at the same time experiencing continued robust growth and expansion. Industry average daily equity options volume increased 25% from 7.3 million contracts during the first half of 2006 to 9.2 million contracts during the first half of 2007, and industry average daily index option volume increased from 729,000 to 980,000 over the same period. Our average daily equity options volume increased 18% from 2.4 million to 2.8 million over the same period; however, our market share decreased to 30.5% from 32.2%. Our average daily index volume was 47,000 during the second quarter of 2007 compared to 32,000 during the same period last year.

More recently, the equities and options markets have experienced significant volatility and significant increased trading volumes as a result of economic news affecting the markets. The Options Clearing Corporation announced that a new daily cleared volume record was set on Friday, July 20, 2007 when 18.8 million contracts were cleared, surpassing the previous record of 18.3 million contracts set on February 27, 2007. On July 26, 2007, the options industry broke this record and traded 21.3 million contracts. We traded a record 6.2 million contracts on that same date surpassing the previous record of 5.5 million contracts on February 27, 2007.

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

We, along with the other options exchanges, submitted a report to the SEC describing our preliminary findings for the first three months on the penny pilot program. In our report, we recommend that the SEC be very cautious in any expansion of penny quoting and urged them to study the effect of the pilot on market makers, institutions and overall liquidity implications before engaging in any expansion of the pilot. In the event that the SEC did decide to expand the pilot after such a study, we propose that pennies be confined to relatively few symbols where there is: high liquidity in the underlying symbol; low underlying price; and high retail-investor appeal. In our report, we noted the following:

•

Although market spreads have narrowed, the size at the National Best Bid Offer (NBBO) has declined significantly. While the remaining size may have produced benefits for retail investors, it is not sufficient for institutional customers.

•

We are concerned about the effect of reduced size on institutional participants. Institutions have become significant participants in the options market in the last few years due to the larger size that has become available in the options market. The dramatic reduction in size of almost 80% may force institutional investors to seek liquidity outside of the market, where there is no transparency and where they are not limited to trading within the NBBO. Expanding the pilot could adversely affect market liquidity, jeopardizing the continued participation of institutions in exchange traded options.

•

We experienced a doubling, and in the case of the QQQQ a tripling, of quote traffic. This raises a “caution flag” regarding expansion of the pilot as we, as well as our members, would need a reasonable lead time to build out and test all systems as well as incur additional costs for computer equipment necessary to handle this quotation load.

•

We believe that the cost to the industry to process quoting in pennies at all price levels is not justified. To process quotes in pennies at all price levels will require that we triple our quoting capacity. Such an increase will be extremely costly to us and our members and will take much longer to implement.

•

We expressed concerns regarding the effect of reduced spreads on our market makers. The options market is quotation-driven, and unlike the underlying equity market, it is highly dependent on market makers supplying liquidity – through continuous quotations – in tens of thousands of series. If the reduction in spreads leads to contraction in the market making community similar to what occurred in the equity market, we are concerned that there will be less liquidity available to market participants, driving interest in off-exchange, nontransparent trading.

Recently, at the SEC staff’s request, the pilot whose initial phase expired on July 26, 2007, has now been extended until September 27, 2007. The staff has further requested that the pilot be expanded to cover 50 additional names in a two-phased approach. On September 28, 2007, the pilot will grow to cover classes representing the top 35% of industry trading volume. A preliminary list of these 22 additional classes is below.

SPDR S&P 500 (SPY/SPY)	NYSE Euronext (NYX/NYX)
Apple Inc. (AAPL/AAQ)	Cisco Systems (CSCO/CYQ)
Altria Group, Inc. (MO/MO)	Financial Select Sector SPDR (XLF/XLF)
Dendreon Corp. (DNDN/UKO)	AT&T, Inc. (T/T)
Amgen Inc. (AMGN/AMQ)	Citigroup, Inc. (C/C)
Yahoo! Inc. (YHOO/YHQ)	Amazon.com Inc. (AMZN/ZQN)
Qualcomm Inc. (QCOM/QAQ)	Motorola Inc. (MOT/MOT)
General Motors (GM/GM)	Research in Motion Ltd. (RIMM/RUL)
Energy Select Sector SPDR (XLE/XLE)	Freeport-McMoRan Copper & Gold, Inc. (FCX/DPJ)
Diamonds Trust (DIA/DIA)	ConocoPhillips (COP/COP)
Oil Services HLDRS (OIH/OIH)	Bristol-Myers Squibb Co. (BMY/BMY)

The additional names will be quoted in pennies for options under $3.00 and nickels for options above $3.00. QQQQ will continue to be quoted in pennies for all strikes. This phase will continue for six months.

On March 28, 2008, the pilot would expand to include the balance of the additional 50 names not included on September 28, again trading in pennies only for options priced under $3.00. These top 50 names will be in addition to the 13 names already in the penny pilot. Therefore, there will be a total of 63 names in the pilot as of March 28. The SEC staff anticipates that the pilot would remain at this level for at least one year, through March 2009.

Recent mergers and acquisitions activity of Nasdaq and OMX

On May 25, 2007, Nasdaq and OMX announced they had entered into a definitive agreement to combine the two companies to create a global network of exchanges and exchange customers linked by technology. Our options trading system is an enhanced version of OMX’s standard trading software platform, modified to include functionality we designed to accommodate our unique market structure, the complexities of options trading strategies and U.S. securities regulations. In addition, Nasdaq has announced plans to directly compete with us and introduce an options market in the third quarter of 2007. It has subsequently filed the proposed rules for its options market with the SEC. Nasdaq’s announced merger with OMX may create a complex relationship where we are dependent on a competitor to provide us with technology services for a large component of our Options Trading System (OTS) which drives our revenues.

While a merger with OMX would give Nasdaq access to OMX’s electronic systems, a change in control would not cancel or modify any of the terms of our current Delivery and License Agreement (DLA) with OMX, including the “exclusivity” provision, which governs OMX’s ability to deliver another options trading system to a U.S.-based exchange. In addition, while the licensed OMX software serves as the foundation of our OTS, our options platform is customized and unique to us as a result of detailed functional specifications and significant enhancements to the OMX technology, including a number of patented components that are integrated with the OMX technology to create our OTS. Moreover, our agreement with OMX for Genium provides for the creation of an information barrier between OMX’s technology team and their exchange business to protect proprietary information.

While we have the protections described above, we cannot be assured that we will be adequately protected through these safeguards, and we are currently examining various courses of action.

Our Market Share and Dividend Trade Activity

Our average daily volume of equity options has grown significantly; however, we have experienced seasonal fluctuations on a quarterly basis. While our trading volumes have generally been increasing, over the same period our market share has fluctuated. The following chart reflects our equity options ADV and market share since 2005 on a quarterly basis:

	Q1-06	Q2-06	Q3-06	Q4-06	Q1-07	Q2-07
Our Equity Options ADV	2,356	2,372	2,194	2,381	2,728	2,858
Equity Options Market Share	32.7%	31.8%	32.2%	30.1%	30.2%	30.7%

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

Index Court Action

On November 2, 2006, we filed a complaint in the U.S. District Court for the Southern District of New York seeking to end the exclusive listing of certain index options (the “ISE NY Action”). We asked the District Court to issue a declaratory judgment ordering that we do not need a license to list index options on the DJIA and S&P 500 Index. Currently, these two actively-traded index options trade exclusively on CBOE pursuant to licensing agreements between CBOE, Dow Jones, and McGraw-Hill. On November 15, 2006, Dow Jones, McGraw-Hill, and CBOE filed a complaint against us and OCC in the Circuit Court of Cook County, Illinois, asking the Circuit Court to issue a declaratory judgment ordering, among other things, that we may not list index options on the DJIA and S&P 500 Index without a license from Dow Jones and McGraw-Hill (the “Defendants’ Action”). On December 22, 2006, Dow Jones and McGraw-Hill filed a motion to dismiss or stay the ISE NY Action pending a decision in the Defendants’ Action. On March 8, 2007, we filed a motion to dismiss or stay the Defendants’ Action pending a decision in the ISE NY Action. Most recently, on May 15, 2007, our motion to dismiss or stay the Defendants’ Action was denied. On June 4, 2007, we filed a motion with the Illinois Appellate Court seeking to stay the Illinois Circuit Court proceedings pending a decision on ISE’s appeal. This motion was denied on June 18, 2007. On July 25, 2007, the U.S. District Court for the Southern District of New York stayed the ISE NY Action pending determination of the Defendants’ Action in the Illinois Circuit Court.

Alternative Markets Platform - Longitude

As of June 29, 2007, we suspended the economic derivative auctions for our Alternative Markets business which used intellectual property and proprietary and patented technology we acquired in March 2006. As a result, we determined that the carrying value of these intangible assets were completely impaired and accordingly, accelerated the remaining useful life of these assets. We incurred a charge of $0.9 million related to this acceleration. We are currently examining various strategies to re-launch the Longitude trading platform including creating a new clearing structure and identifying new and innovative products, including licensed products, to meet customers trading needs.

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

As a result of competitive pressures, we generally do not charge our options exchange members for executing non-broker-dealer customer orders on our exchange with the exception of premium products and our Second Market. Generally, an increase in our non-broker-dealer customer orders reduces our average revenue per side. As a percent of our total sides, non-broker-dealer customer sides have been increasing, reaching a high of 43.1% during the first quarter of 2006. However, it has decreased to 41.7% during the second quarter of 2007. We have also experienced an increase in firm proprietary trading as a percent of our overall trading mix from 10.9% in the first quarter of 2006 to 14.6% in the second quarter of 2007. We believe this increase is an indicator of increased institutional use of our trading platform. Also included in transaction fees are fees we charge exchange members for canceling orders.

Also included in transaction fees are activity remittance fees we pay to the SEC as well as license fees we pay for our exchange members to trade licensed products. GAAP requires us to record these fees on a gross basis.

We continually examine our fee structure in light of competitive changes in the marketplace. Most recently, we increased our fees for non-ISE market makers trading on our exchange from $0.19 per contract to $0.40 per contract effective June 2007. This change resulted in significant additional revenue, although we expect this trend to moderate as our members adjust their trading patterns. Additionally, as a result of reaching certain overall volume levels on our exchange, our market maker fee will decrease in August 2007 from $0.17 per contract to $0.16 per contract. Our transaction fee for market makers will change when our monthly ADV reaches the following thresholds:

Monthly ADV (in thousands)	Transaction Fee
1,045 - 1,343	$0.19
1,343 - 1,880	$0.18
1,880 - 3,133	$0.17
3,133 - 9,400	$0.16
Greater than 9,400	$0.15

Member Fees and Other

Member fees and other are primarily driven by (a) the number of participants that become members of our exchange; (b) capacity requirements that are dictated by the number of quotes or orders submitted to our trading system as well as the communication method chosen by the member; and (c) revenue from the sale of CMM trading rights. In 2002, we created 60 CMM trading rights to sell for $1.5 million each. Each CMM trading right grants the holder the right to trade as a CMM on our options exchange. We currently recognize revenue from the sale of these CMM trading rights over an estimated useful life of 14 years on a straight line basis. As of June 30, 2007, we have 10 remaining CMM trading rights to sell. We seek appropriate buyers for these CMM trading rights based on their ability to provide significant liquidity to our markets. The proceeds we receive from the sales, less taxes and bonuses we pay on those sales, have been distributed to our stockholders. Unsold CMM trading rights do not generate revenue for us. Accordingly, based on requests by potential exchange members, we decided in 2006 to offer to lease the unsold CMM trading rights for one year periods, for $150,000 per year. We anticipate leasing or selling all of the remaining unsold CMM trading rights and may effect such sales at anytime. However, we have no present agreements with any entity to purchase or lease the remaining CMM trading rights and we cannot assure such sale or lease will take place. As of June 30, 2007, we sold 50 CMM trading rights. Other fees represent revenues from our subsidiary, Longitude, which we do not expect to be material to our 2007 results due the suspension of its auctions as discussed above.

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

•

License fees we pay for our exchange members to trade licensed products, primarily options on certain ETFs and indexes. This expense is offset by surcharges we charge our exchange members for trading these products which is included in transaction fees. We expect these fees to decrease as we no longer pay such fees on certain ETFs, including in October 2006 license fees on the QQQQ’s and beginning January 2007 Russell ETF’s including IWM.

    Expenses

Compensation and Benefits

Employee compensation and benefits expense is primarily driven by changes in our headcount and levels of incentive compensation. We may continue to increase our headcount to support our business initiatives which will lead to higher compensation and benefits expense. We also may experience fluctuations in our incentive compensation as a portion of that expense is based on our profitability. We may also incur costs for a success bonus, in the form of cash and/or stock, payable to our executive officers and certain directors if and when we sell our remaining 10 CMM trading rights. Pursuant to change in control provisions contained within our Omnibus Stock Plan, all of our unvested stock grants become immediately vested as a result of our stockholders affirmative vote of our merger with Eurex, unless an employee waived such right until the earlier of closing of the merger or December 31, 2007. Accordingly, we will accelerate any remaining stock based compensation charges.

Technology and Communications

Technology and communication expense is primarily driven by costs associated with our trading system and generally fluctuates based upon long-term trends in our business activity. Certain elements of this expense, which we incur in anticipation of certain transaction volume levels, have both a fixed and variable nature. Once we incur these expenses initially, we may not incur them going forward on a recurring, annual basis. As a result of the importance of our systems to the viability of our business, we continue to invest heavily in areas such as system capacity and reliability, increased functionality and performance and security and expect the costs to increase in 2007. We also must modify our systems from time to time to comply with various regulatory requirements and competitive responses. The expenses we incur for these modifications may vary substantially from period to period. We anticipate technology and communication expense to fluctuate with increases in volumes and trading system enhancements as well as technology changes in the industry. In addition, we will incur additional costs to upgrade our systems as a result of the penny quoting pilot.

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

Merger Related Costs

Merger related costs consist primarily of advisory fees incurred in connection with our contemplated merger with Eurex. We expect to incur additional costs until our transaction closes.

Interest and Investment Income

Interest and investment income is primarily driven by our available cash balances.

Provision for Income Taxes

Provision for income taxes is based on the application of prevailing federal, state and local tax rates. The difference between our effective tax rate and the statutory tax rate may vary from period to period, but primarily results from state and local taxes and the effect of certain non-deductible expenses. We expect our effective tax rate to range from approximately 43% to 44% in 2007 before the impact on non-deductible merger related costs.

Stock Exchange Segment

Our stock exchange segment is still in the early stages of its operations. The revenues in this segment will not be material until such time as we can attract significant amounts of trading volume. There are many ways to attract trading volume, including pricing, system performance and functionality. Our profitability will be affected by how we position this business to be competitive in these areas. Recently, we have seen an increase in volume resulting from new trading members, new functionality, as well as an increase in industry volumes.

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

We have disclosed non-GAAP financial measures using our net transaction fees which we define as our transaction fees less activity remittance fees and ETF and index license fees. Under GAAP, activity remittance fees and ETF and index license fees are required to be recorded on a gross basis. Since activity remittance fee and ETF and index license fees are wholly offset by corresponding amounts in transaction fees, management believes presenting net transaction fees provides a clearer measure of our transaction related performance.

The following table reflects the calculation of our net transaction fees for our options exchange:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per side amounts)		(in thousands, except per side amounts)
Transaction fees	$47,558	$40,682	$92,036	$77,549
Less cost of revenues:
Activity remittance fees	2,533	3,706	6,612	8,051
ETF and index license fees	841	2,321	2,670	3,946

Total cost of revenues	3,374	6,027	9,282	11,997

Net transaction fees	$44,184	$34,655	$82,754	$65,552
Total sides	366,482	303,410	704,870	599,041
Average transaction fee per side	$0.127	$0.134	$0.128	$0.129
Average cost of revenues per side	(0.008)	(0.020)	(0.012)	(0.020)

Average net transaction fee per side	$0.119	$0.114	$0.116	$0.109

CRITICAL ACCOUNTING POLICIES

Our accounting policy related to our revenue recognition from the sale of CMM trading rights on our options exchange is our most critical accounting policy that requires management to make estimates and judgments that could affect our results.

As of June 30, 2007, we have sold 50 trading rights. The trading rights were each sold pursuant to a purchase agreement for $1.5 million each. Certain trading rights were paid in full on the purchase date, while others are payable in annual installments; however, the purchase agreement grants immediate membership upon execution of the purchase agreement.

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

We recognized revenue of $1.3 million and $1.2 million during the three months ended June 30, 2007 and 2006, respectively and $2.6 million and $2.4 million during the six months ended June 30, 2007 and 2006, respectively, from the sale of CMM trading rights.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None

KEY STATISTICAL INFORMATION

In evaluating the performance of our options exchange business, management closely monitors these key statistics for ISE:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Trading Days	63	63	124	125

Average daily trading volume (1) (2)
Equity and Index Options
Total U.S. industry equity and index options traded (in thousands)	10,313	8,290	10,156	8,061
Our equity and index options traded (in thousands)	2,907	2,408	2,842	2,396
Our market share of equity and index options traded	28.2%	29.0%	28.0%	29.7%
Equity Options
Total U.S. industry equity options traded (in thousands)	9,310	7,460	9,174	7,332
Our equity options traded (in thousands)	2,858	2,372	2,794	2,364
Our market share of equity options traded	30.7%	31.8%	30.5%	32.2%
Index Options
Total U.S. industry index options traded (in thousands)	1,003	830	980	729
Our index options traded (in thousands)	49	36	47	32
Our market share of index options traded	4.9%	4.3%	4.8%	4.4%

Our member total trading volume (sides, in thousands): (3)
Account type:
Customer	152,648	124,486	294,268	251,788
Firm proprietary	53,509	40,365	100,598	72,597
Market maker	160,325	138,559	310,005	274,656

Total Sides	366,482	303,410	704,870	599,041

Our market share of total industry trading: (4)
Customer	29.4%	29.2%	29.4%	30.6%
Firm proprietary	26.9%	26.3%	25.2%	25.7%
Market maker	27.5%	29.8%	27.7%	30.2%

Revenue:
Average transaction fee per side (5)	$0.127	$0.134	$0.128	$0.129
Average cost of transaction fee per side (6)	$(0.008)	$(0.020)	$(0.012)	$(0.020)

Average net transaction fee per side (6)	$0.119	$0.114	$0.116	$0.109
Average transaction fee per revenue side (7)	$0.184	$0.173	$0.179	$0.175

Our trades:(8)
Average contracts per trade	17.8	18.2	18.1	17.4
Average trades per day (in thousands)	163.9	128.5	157.1	138.0
Total trades (in thousands)	10,323	8,098	19,480	17,225
Our market share of industry trade volume	31.9%	30.6%	31.8%	32.2%

Our listed issues: (9)
Average number of issues traded during the period	1,732	898	1,688	875

Our Members (average number trading during period)
PMMs	10	10	10	10
CMMs	142	144	144	143
EAMs	108	102	109	102

Total	260	256	263	255

Employees (period average)
Full-time equivalent (10)	187	180	184	180

(1)	Represents single counted contract volume. For example, a transaction of 500 contracts on our exchange is counted as a single 500 contract transaction for purposes of calculating our volumes, even though we may receive transaction fees from parties on both sides of the transaction, one side of a transaction, or in some cases, neither side of a transaction.

(2)	Our market share is calculated based on the number of contracts executed on our exchange as a percentage of total industry contract volume.
(3)	Represents each side of a buy or sell transaction. For example, a transaction of 500 contracts on our exchange is counted as two sides of 500 contracts, representing a buy and a sell transaction. We generally do not charge our members for executing non-broker-dealer customer orders on our exchange except for options on our premium products as well as options for listings in our Second Market.
(4)	Represents our market share of total U.S. industry equity and index trading for members trading on our exchange based on contract trading volume.
(5)	Average transaction fee per side is calculated by dividing our transaction fees by the total number of sides executed on our exchange. We generally do not charge our members for executing non-broker-dealer customer orders on our exchange except for options on our premium products as well as options for listings in our Second Market. Comparing our average transaction fee per side to our average transaction fee per revenue side reflects the negative effect of our fee waivers or reductions on our revenues, on a per side basis.
(6)	Average cost of transaction fee per side is calculated by subtracting cost of revenues from transaction fees, which we refer to as net transaction fees, and dividing the result by the total number of sides executed on our exchange.
(7)	Our average transaction fee per revenue side reflects the transaction fee we charge to our market participants per our publicly available pricing schedules. These schedules were part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act.
(8)	Members can have several contracts per trade. Trades represent the number of trades cleared through The Option Clearing Corporation, or the OCC. Market data revenue is generated on a per trade basis, not on a contract basis.
(9)	By “issues” we mean the number of securities underlying our options. We trade multiple options series on each underlying security.
(10)	Excludes full-time equivalent employees of ISE Stock Exchange, LLC, beginning April 2006.

We derive our data from our own records and data for the markets in which we compete from information published by or prepared for OCC and OPRA.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2007 VERSUS JUNE 30, 2006

Options Exchange Segment

Overview

Net income increased 15.3% to $15.9 million during the three months ended June 30, 2007 from $13.7 million during the comparable period in 2006, primarily due to increased trading volumes on our options exchange. Our expenses increased 28.4% to $28.5 million during the three months ended June 30, 2007 from $22.2 million during the comparable period in 2006, primarily due to merger related costs, increased incentive compensation and capacity costs.

Revenues

	Three Months Ended June 30
	2007	2006	$ Change	% Change
	(in millions)
Revenues
Transaction fees	$46.4	$40.7	$5.7	14.1%
Member fees and other	7.1	6.3	0.8	12.4%
Market data	4.4	4.1	0.3	8.1%

Total revenues	58.0	51.1	6.9	13.4%
Cost of revenues
Activity remittance fees	2.3	3.7	(1.4)	-38.8%
License fees	0.5	2.3	(1.8)	-78.5%

Total cost of revenues	2.8	6.0	(3.3)	-54.1%

Gross margin	$55.2	$45.1	$10.1	22.4%

Transaction Fees

Transaction fee revenues increased 14.1% to $46.4 million during the three months ended June 30, 2007 from $40.7 million during the comparable period in 2006, primarily due to increased trading volumes on our options exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options during the three months ended June 30, 2007 increased 24.8% from the comparable period in 2006.

•	Our ADV increased 20.5% over the same period; however our market share decreased to 30.7% from 31.8%.

•	Our ADV in index options was 49,000 during the three months ended June 30, 2007 compared to 36,000 during the comparable period in 2006.

Our average transaction fee per side decreased to $0.127 during the three months ended June 30, 2007 from $0.134 during the comparable period in 2006. Over the same period our average net transaction fee per side, a measure we use to evaluate our revenues which excludes activity remittance fees and ETF and license fees, increased to $0.119 from $0.114. An increase in our fees to non-ISE market makers beginning June 2007 drove this change. Additionally, we recorded higher cancellation fee revenues due to increases in the amount we charge for this activity. Partly offsetting these increases was an increase in customer mix for which we waive transaction fees.

Member Fees and Other

Member fees and other increased 12.4% to $7.1 million during the three months ended June 30, 2007 from $6.3 million during the comparable period in 2006. The increase was primarily driven by an increase in connectivity fees due to a pricing change. In April 2006, we changed our exchange member connectivity fees to be based on an exchange member’s quote capacity usage versus login activity.

Market Data

Market data revenues increased 8.1% to $4.4 million during the three months ended June 30, 2007 from $4.1 million in 2006 primarily due to our higher market share of trades. We accounted for 31.9% of total industry trades during the three months ended June 30, 2007 and 30.6% during the comparable period in 2006.

Expenses

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
	(in millions)
Expenses
Compensation and benefits	$13.7	$11.4	$2.3	20.5%
Technology and communications	4.3	3.7	0.6	16.1%
Occupancy	1.3	1.4	(0.1)	-6.5%
Professional fees	1.8	1.4	0.4	30.4%
Marketing and business development	0.6	0.8	(0.2)	-23.9%
Depreciation and amortization	2.7	1.8	0.9	46.5%
Other	1.9	1.5	0.3	21.5%

Total direct expenses	26.4	22.1	4.3	19.3%
Merger related costs	2.1	—	2.1	N/M
Reorganization	—	0.1	(0.1)	N/M

Total expenses	$28.5	$22.2	$6.3	28.4%

Compensation and Benefits

Compensation and benefits expense increased 20.5% to $13.7 million during the three months ended June 30, 2007 from $11.4 million during the comparable period in 2006. The increase was primarily due to higher stock-based compensation and increased headcount. We distribute a portion of our adjusted pre-tax earnings as incentive compensation to our employees in the form of restricted stock and cash. Higher profitability levels in 2006 led to the higher current stock-based compensation. Our full-time equivalent employees, which exclude those charged to ISE Stock, increased to 187 from 180 during this time period.

Technology and Communication

Technology and communication expense increased 16.1% to $4.3 million during the three months ended June 30, 2007 from $3.7 million during the comparable period in 2006 primarily due to an increase in spending on equipment and software in order to handle the increased quoting on our trading system. In addition, costs related to OMX increased $0.1 million for enhancements to our options trading system.

Professional Fees

Professional fees increased 30.4% to $1.8 million during the three months ended June 30, 2007 from $1.4 million during the comparable period in 2006 primarily due to higher legal expenses related to our litigation concerning the exclusive listing of index options.

Marketing and Business Development

Marketing and business development expenses decreased 23.9% to $0.6 million during the three months ended June 30, 2007 from $0.8 million during the comparable period in 2006, due to lower levels of spending on marketing and advertising material primarily due to timing of marketing programs.

Depreciation and Amortization

Depreciation and amortization expenses increased 46.5% to $2.7 million during the three months ended June 30, 2007 from $1.8 million during the comparable period in 2006 primarily due to an impairment charge of $0.9 million relating to Longitude intellectual property.

Other Expenses

Other expenses increased 21.5% to $1.9 million during the three months ended June 30, 2007 from $1.5 million during the comparable period in 2006. The increase was attributable to settlement of a state tax audit, as well as an increase in other general expenses to support our overall growth.

Merger related Costs

We incurred $2.1 million of merger related costs during the three months ended June 30, 2007. These fees consist primarily of advisory fees incurred in connection with our contemplated merger with Eurex.

Interest and Investment Income

Interest and investment income increased to $3.1 million during the three months ended June 30, 2007 from $1.5 million during the comparable period in 2006 as a result of higher average cash balances.

Provision for Income Taxes

Our tax provision increased to $13.8 million during the three months ended June 30, 2007 from $10.8 million during the comparable period in 2006. Over the same period our effective tax rate increased to 46.5% from 44.1%, primarily as a result on non-deductible merger related costs.

Stock Exchange Segment

Our stock exchange segment is still in its early stages of operations. This segment recorded gross margin of $0.9 million in the three months ended June 30, 2007 resulting from transaction fees and market data. We use a maker-taker pricing method for our displayed market and waived fees for our MPM platform through May 1, 2007. Total expenses increased to $4.0 million during the three months ended June 30, 2007 from $1.5 million during the comparable period in 2006 primarily due to higher compensation and benefits expense reflecting higher staffing levels required to launch and operate the stock exchange. As discussed above, see “Overview – Our stock exchange business segment”, we do not recognize any losses from ISE Stock Exchange on a consolidated basis beginning April 2006.

SIX MONTHS ENDED JUNE 30, 2007 VERSUS JUNE 30, 2006

Options Exchange Segment

Overview

Net income increased 22.1% to $32.6 million during the six months ended June 30, 2007 from $26.7 million during the comparable period in 2006, primarily due to increased trading volumes on our options exchange. Our expenses increased 23.2% to $52.2 million during the six months ended June 30, 2007 from $42.4 million during the comparable period in 2006, primarily due to increased incentive compensation, merger related costs, and capacity costs.

Revenues

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
	(in millions)
Revenues
Transaction fees	$90.3	$77.5	$12.8	16.5%
Member fees and other	14.4	12.0	2.5	20.7%
Market data	9.2	9.2	0.0	0.2%

Total revenues	113.9	98.7	15.2	15.5%
Cost of revenues
Activity remittance fees	6.2	8.1	(1.9)	-23.4%
License fees	2.2	3.9	(1.8)	-45.4%

Total cost of revenues	8.3	12.0	(3.7)	-30.7%

Gross margin	$105.6	$86.7	$18.9	21.8%

Transaction Fees

Transaction fee revenues increased 16.5% to $90.3 million during the six months ended June 30, 2007 from $77.5 million during the comparable period in 2006, primarily due to increased trading volumes on our options exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options during the six months ended June 30, 2007 increased 25.1% from the comparable period in 2006.

•	Our ADV increased 18.2% over the same period; however our market share decreased to 30.5% from 32.2%.

•	Our ADV in index options was 47,000 during the six months ended June 30, 2007 compared to 32,000 during the comparable period in 2006.

Our average transaction fee per side decreased to $0.128 during the six months ended June 30, 2007 from $0.129 during the comparable period in 2006. Over the same period our average net transaction fee per side, a measure we use to evaluate our revenues which excludes activity remittance fees and ETF and license fees, increased to $0.116 from $0.109. An increase in our fees to non-ISE market makers beginning June 2007 drove this change. Additionally, we recorded higher cancellation fee revenues due to increases in the amount we charge for this activity.

Member Fees and Other

Member fees and other increased 20.7% to $14.4 million during the six months ended June 30, 2007 from $12.0 million during the comparable period in 2006. The increase was primarily driven by an increase in connectivity fees due to a pricing change. In April 2006, we changed our exchange member connectivity fees to be based on an exchange member’s quote capacity usage versus login activity.

Market Data

Market data revenues increases 0.2% to $9.2 million during the six months ended June 30, 2007 from $9.2 million in 2006 as an increase in OPRA profitability was partly offset by our lower market share of trades. We accounted for 31.8% of total industry trades during the six months ended June 30, 2007 and 32.2% during the comparable period in 2006.

Expenses

	Six Months Ended June 30,
	2007	2006	Change	% Change
	(in millions)
Expenses
Compensation and benefits	$26.5	$22.3	$4.2	18.8%
Technology and communications	8.6	7.2	1.4	19.6%
Occupancy	2.6	2.7	(0.1)	-4.0%
Professional fees	3.5	2.7	0.9	31.6%
Marketing and business development	1.2	1.4	(0.3)	-19.5%
Depreciation and amortization	4.4	3.3	1.1	32.1%
Other	3.2	2.6	0.6	25.1%

Total direct expenses	50.0	42.2	7.8	18.5%
Merger related costs	2.1	—	2.1	N/M
Reorganization	—	0.1	(0.1)	N/M

Total expenses	$52.2	$42.4	$9.8	23.2%

Compensation and Benefits

Compensation and benefits expense increased 18.8% to $26.5 million during the six months ended June 30, 2007 from $22.3 million during the comparable period in 2006. The increase was primarily due to higher stock-based compensation. We distribute a portion of our adjusted pre-tax earnings as incentive compensation to our employees in the form of restricted stock and cash. Higher profitability levels in 2006 led to the higher current stock-based compensation.

Technology and Communication

Technology and communication expense increased 19.6% to $8.6 million during the six months ended June 30, 2007 from $7.2 million during the comparable period in 2006 primarily due to an increase in spending on equipment and software in order to handle the increased quoting on our trading system. In addition, costs related to OMX increased $0.2 million for enhancements to our options trading system.

Professional Fees

Professional fees increased 31.6% to $3.5 million during the six months ended June 30, 2007 from $2.7 million during the comparable period in 2006 primarily due to higher legal expenses related to our litigation concerning the exclusive listing of index options. Partly offsetting this increase, was consulting fees incurred in the year ago period related to us preparing for compliance with the Sarbanes Oxley Act of 2002.

Marketing and Business Development

Marketing and business development expenses decreased 19.5% to $1.2 million during the six months ended June 30, 2007 from $1.4 million during the comparable period in 2006 due to lower levels of spending on branding campaigns primarily due to timing of marketing programs.

Depreciation and Amortization

Depreciation and amortization expenses increased 32.1% to $4.4 million during the six months ended June 30, 2007 from $3.3 million during the comparable period in 2006 due to primarily due to an impairment charge of $0.9 million relating to Longitude intellectual property.

Other Expenses

Other expenses increased 25.1% to $3.2 million during the six months ended June 30, 2007 from $2.6 million during the comparable period in 2006. The increase was attributable to settlement of a state tax audit, as well as an increase in other general expenses to support our overall growth.

Merger related fees

We incurred $2.1 million of merger related costs during the six months ended June 30, 2007. These fees consist primarily of advisory fees incurred in connection with our contemplated merger with Eurex

Interest and Investment Income

Interest and investment income increased to $5.8 million during the six months ended June 30, 2007 from $3.1 million during the comparable period in 2006 as a result of higher average cash balances.

Provision for Income Taxes

Our tax provision increased to $26.7 million during the six months ended June 30, 2007 from $20.6 million during the comparable period in 2006. Over the same period our effective tax rate increases to 45.0% from 44.1%, primarily as a result on non-deductible merger related costs.

Stock Exchange Segment

Our stock exchange segment is still in its early stages of launch. This segment recorded gross margin of $1.3 million in the six months ended June 30, 2007 primarily as a result of the launch of our displayed market in December 2006. We use a maker-taker pricing method for our displayed market and have waived fees for our MPM platform through May 1, 2007. Total expenses increased to $7.9 million during the six months ended June 30, 2007 from $2.4 million during the comparable period in 2006 primarily due to higher compensation and benefits expense reflecting higher staffing levels required to launch and operate the stock exchange. As discussed above, see “Overview – Our stock exchange business segment”, we do not recognize any losses from ISE Stock Exchange on a consolidated basis beginning April 2006.

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

The following table sets forth our consolidated net cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$20,743	$29,520
Net cash (used in)/provided by investing activities	12,933	(1,333)
Net cash provided by/(used in) financing activities	(3,215)	1,320

Increase in cash and cash equivalents	30,461	29,507
Cash and cash equivalents at beginning of period	200,015	170,927

Cash and cash equivalents at end of period	$230,476	$200,434

Our cash and cash equivalents are primarily comprised of investments in money market accounts and highly liquid investments with maturities of less than 90 days. Assets readily convertible into cash consists of amounts due from our members for transactions executed on our options and stock exchange, which are principally reflected in our current accounts receivable, less cash we hold in connection with our payment for order flow program which is discussed below. We charge members for their transactions on a monthly basis and collect these fees within five business days after the end of each month pursuant to a standing agreement with OCC for options transactions and DTCC for stock transactions, where we have the ability to withdraw our non-contested fees from members’ security clearing accounts. Also included in amounts readily convertible into cash are investments of our excess cash in U.S. Treasuries and municipal bonds, which are included in securities owned. Cash and cash equivalents, together with assets readily convertible into cash, accounted for 77.7% in the six months ended June 30, 2007, and 72.5% in the same period prior year

Cash and cash equivalents increased to $230.5 million as of June 30, 2007 from $200.0 million as of December 31, 2006:

•

Our net cash provided by operating activities was $20.7 million during the six months ended June 30, 2007 primarily due to increased trading volumes on our options exchange partly offset by a decrease in our compensation and benefits payable related to cash payment we made to our employees as part of 2006 year end compensation.

•

Our net cash provided in investing activities was $12.9 million during the six months ended June 30, 2007. We had $28.9 million in maturities of available for sale securities, primarily municipal debt instruments, partly offset by $10.7 million in purchases. We purchased fixed assets of $5.3 million primarily for leasehold improvements relating to expansion of our data center in order to support our overall growth as well as software for our options exchange.

•

Our net cash used by financing activities was $3.2 million during the six months ended June 30, 2007. We repurchased $4.2 million of our common stock tendered by our employees to satisfy tax withholding obligations in connection with the vesting of awards of restricted stock. We repurchased these shares based on their fair market value on the vesting date. We paid dividends of $3.9 million for the six months ended June 30, 2007. Partly offsetting these decreases was a tax benefit of $4.1 million related to options exercised by our employees. Our taxes are reduced by the after tax effect of the difference between the fair market value and strike price of the options our employees exercised.

As of June 30, 2007 and December 31, 2006 included in cash and cash equivalents is $0.6 million and $0.6 million, respectively, for our payment for order flow program. Under this program we pay our EAMs on behalf of our market makers for order flow sent to the exchange. We assess fees to our market makers, PMMs and CMMs, and distribute those funds to our EAMs. Each PMM has full discretion regarding the payment, and we administer the payments. Accordingly, we reflect the assessments and payments on a net basis with no impact on revenues or expenses. When fees are assessed, we record an asset with a corresponding liability.

As of June 30, 2007 and December 31, 2006, included in cash and cash equivalents is $32.5 and $37.8 million held for the exclusive use of ISE Stock Exchange.

As of June 30, 2007 and December 31, 2006, we had a letter of credit agreement totaling $0.4 million to satisfy lease commitments and administrative obligations.

    Financial Condition

Our total assets increased to $421.9 million as of June 30, 2007 from $396.4 million as of December 31, 2006. This increase was primarily due to operating cash proceeds resulting from higher transaction volumes as well as higher income tax receivables as a result of exercise of stock options.

Our total liabilities decreased to $98.3 million as of June 30, 2007 from $101.8 million as of December 31, 2006. This decrease was primarily due to a decrease in our compensation and benefits payable due to the payment of incentive compensation awards for 2006 performance and exercises of vested balances in our employee profit-sharing plan in the six months ended June 30, 2007.

We recorded $30.6 million of minority interest representing minority stockholder’s interest in ISE Stock Exchange as of June 30, 2007.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of June 30, 2007, which are primarily operating leases for office space and equipment and contractual agreements for trading software license technology enhancements and support of our core trading system from OMX:

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating leases	27,108	7,028	9,687	4,121	6,272
OMX purchase obligations	17,554	7,299	8,212	2,043	—
Other purchase obligations	1,278	550	728	—	—

Total	45,940	14,877	18,627	6,164	6,272

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

    Interest Rate Risk

In order to maximize yields, we invest portions of our excess cash in short-term interest earning assets, primarily money market instruments at commercial banks and U.S. treasuries and municipal bonds with maturities of less than two years, which totaled $300.4 million as of June 30, 2007 and $288.5 million as of December 31, 2006. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

    Equity Price Risk

We do not trade securities for our own account nor do we maintain inventories of securities for sale. However, we do have investments in various mutual funds that we hold on behalf of our employees as part of our previous long-term performance-based profit-sharing plan. Under the plan, fund awards were granted to our employees, which they in turn invest in various mutual fund investments. Employees vest in the distributions over a period of three years. The participating employees bear the risk of the vested portion of the investments, and we bear the risk of the unvested portion. In addition, we have purchased U.S. treasuries and municipal bonds with our available excess cash in order to increase our return. As a result, we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $0.1 million and $0.3 million as of June 30, 2007 and December 31, 2006, respectively.

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

Item 1A. Risk Factors

Our business faces significant risks. The risks described below update the risk factors described in our Annual Report on Form 10-K for the fiscal year ending December 31, 2006 and our Form 10-Q for the quarter ending March 31, 2007 and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q, our Form 10-Q for the quarter ending March 31, 2007, and our 2006 Form 10-K may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially.

We may face additional competition from new entrants that could negatively impact our contract trading volume and profitability.

We may also be adversely affected by competition from new entrants into our markets. Competition within the options trading industry could increase if new options exchanges are established or if existing securities exchanges that do not currently trade options determine to do so. On March 7, 2006, NYSE entered our markets through its merger with Archipelago. In April 2006, Nasdaq entered the options market with its announcement that it would provide connectivity and order routing to options exchanges. On September 7, 2006, Nasdaq announced plans to introduce an equity and index options market in the third quarter of 2007, offering price/time priority. Furthermore, on May 25, 2007, Nasdaq and OMX announced they had entered into a definitive agreement to combine the two companies to create a global network of exchanges and exchange customers linked by technology. The appearance of new competitors may reduce margins for all existing options exchanges, including us, and increase the importance of scale efficiencies.

Our ability to continually maintain and enhance our competitiveness and respond to threats from existing or new competitors will have a direct impact on our results of operations. There is no assurance that we will be able to continue to compete effectively. If our products, markets and services are not competitive, our business, financial condition and operating results will be materially harmed. If the trading volume of new entrants increases to our detriment, it could have a negative impact on our business, financial condition and operating results. In addition, even if new entrants do not significantly erode our contract trading volume, we may be required to reduce our fees significantly to remain competitive, which could have a material adverse effect on our profitability. See “Business—Industry

Nasdaq’s pending merger with OMX would create a relationship where we are dependent on a competitor to provide us with key technology services for a large component of our Options Trading System (OTS) which drives our revenues.

Our OTS is an enhanced version of OMX’s standard trading software platform, modified to include functionality we designed to accommodate our unique market structure, the complexities of options trading strategies and U.S. securities regulations. The consummation of Nasdaq’s merger with OMX would create a complex relationship where we would be dependent on a competitor to provide us with key technology services. While a merger with OMX would give Nasdaq access to OMX’s electronic systems, a change in control would not cancel or modify any of the terms of our current Delivery and License Agreement (DLA) with OMX, including the “exclusivity” provision, which governs OMX’s ability to deliver another options trading system to a U.S.-based exchange. In addition, while the licensed OMX software serves as the foundation of our OTS, our options platform is customized and unique to us as a result of detailed functional specifications and significant enhancements to the OMX technology, including a number of patented components that are integrated with the OMX technology to create our OTS. Moreover, our agreement with OMX for Genium provides for the creation of an information barrier between OMX’s technology team and their exchange business to protect proprietary information. While we have the protections described above, we cannot assure you that we will be adequately protected through these safeguards and are currently examining various courses of action and alternatives. If we are unable to find an acceptable course of action or alternative, our business, financial condition and operating results could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by the Company of our common stock during the three months ended June 30, 2007. No shares were repurchased during the months of April and May 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2007 - June 30, 2007	62	$65.35	—	—

(1)

These shares represent shares of common stock that were tendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the vesting date.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 8, 2007. The stockholders voted on the following matters:

1.	the election of four (4) Class I directors whom we refer to as “non-management directors,” and the President and Chief Executive Officer as a director;

2.	the amendment of the Company’s Certificate of Incorporation and Bylaws to remove the requirement that the President of the Company also be the Chief Executive Officer of the Company; and

3.	the ratification of our Finance and Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2006 fiscal year.

All nominees for election to the board were elected to the terms of office set forth in the Proxy Statement dated April 3, 2007. The stockholders’ vote approved the amendment of the Company’s Certificate of Incorporation and Bylaws to remove the requirement that the President of the Company also be the Chief Executive Officer of the Company and ratified the appointment of the independent registered public accounting firm. No other business properly came before the Annual Meeting. The number of votes cast for, against, or withheld, and the number of abstentions with respect to each proposal, is set forth below. The Company’s independent inspectors of election reported the vote of stockholders as follows:

Election of Directors	For	Withheld	Against	Abstain
Nominee:
Barbara B. Diamond	33,139,345	118,535	*	*
Richard Schmalensee, Ph.D.	33,142,846	115,034	*	*
Joseph B. Stefanelli	33,041,519	216,361	*	*
Kenneth A. Vecchione	33,040,293	217,587	*	*
David Krell (Chief Executive Officer director)	33,142,013	115,867	*	*

Amendment of the Company’s Certificate of Incorporation and Bylaws	33,188,719	*	55,691	13,469

Ratification of Independent Registered Public Accounting Firm	32,747,494	*	495,714	14,671

*	Not applicable.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

Date: August 7, 2007	By:	/s/ Bruce Cooperman
	Name:	Bruce Cooperman
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)