Form 10-Q
period 2007-09-30
International Securities Exchange Holdings, Inc.
filed 2007-11-06
CIK 1295230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of” accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of October 31, 2007 there were 38,801,884 shares of the registrant’s Class A common stock outstanding (voting).

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2007

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Transaction fees	$71,222	$38,778	$163,258	$116,327
Member fees and other	7,328	6,946	21,332	18,898
Market data	7,006	4,357	16,534	13,507

Total revenues	85,556	50,081	201,124	148,732
Cost of revenues:
Activity remittance fees	4,567	3,525	11,179	11,576
License fees, liquidity rebates, and brokerage fees	8,851	2,106	11,521	6,052

Total cost of revenues	13,418	5,631	22,700	17,628
Gross margin	72,138	44,450	178,424	131,104
Expenses:
Compensation and benefits	28,860	11,864	60,232	34,708
Technology and communications	4,623	4,140	13,744	11,397
Occupancy	1,522	1,273	4,562	3,987
Professional fees	3,086	1,432	7,307	4,503
Marketing and business development	884	751	2,431	2,189
Depreciation and amortization	1,803	1,727	6,500	5,083
Other	1,641	1,092	5,023	3,663

Total direct expenses	42,419	22,279	99,799	65,530
Merger related costs	235	—	2,384	—
Reorganization	—	197	—	326

Total expenses	42,654	22,476	102,183	65,856
Operating income	29,484	21,974	76,241	65,248
Interest and investment income	3,520	2,281	10,247	5,427
Minority interest	(250)	223	5,504	495

Income before provision for income taxes	32,754	24,478	91,992	71,170
Provision for income taxes	14,237	10,520	40,908	31,091

Net income	$18,517	$13,958	$51,084	$40,079

Earnings per share:
Basic	$0.48	$0.37	$1.33	$1.07
Diluted	$0.46	$0.35	$1.26	$1.01
Weighted average number of shares outstanding:
Basic	38,470	37,528	38,296	37,338
Diluted	40,442	39,885	40,432	39,794

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$271,676	$200,015
Accounts receivable, net	38,196	34,815
Income tax receivable	19,809	9,644
Securities owned	45,962	60,090
Other current assets	3,848	2,415

Total current assets	379,491	306,979
Securities owned	—	32,724
Fixed assets, net	30,350	29,009
Deferred tax asset, net	21,053	21,932
Investments in joint-ventures	11,891	—
Other assets	4,123	5,781

Total assets	446,908	396,425

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	11,418	19,430
Compensation and benefits payable	14,843	12,453
Deferred revenue	5,470	5,129
Payment for order flow payable	11,081	10,262

Total current liabilities	42,812	47,274
Deferred revenue	47,118	50,954
Other liabilities	3,008	3,609

Total liabilities	92,938	101,837

Minority interest	30,819	36,323
Commitments and contingencies (Note 5)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 150,000 authorized, 38,541 and 37,988 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	385	380
Additional paid-in capital	182,152	162,653
Retained earnings	140,517	95,260
Accumulated other comprehensive income/(loss)	97	(28)

Total stockholders’ equity	323,151	258,265

Total liabilities, minority interest and stockholders’ equity	$446,908	$396,425

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
As of December 31, 2006	37,988	$380	$162,653	$95,260	$(28)	$258,265

Net income	—	—	—	51,084	—	51,084
Dividend	—	—		(5,827)	—	(5,827)

Stock-based compensation	—	—	17,982	—	—	17,982
Stock options exercised and restricted stock vested	553	5	1,298	—	—	1,303

Shares repurchased	—	—	(12,263)	—	—	(12,263)

Tax benefit from stock-based plans	—	—	12,482	—	—	12,482
Change in net unrealized gain/(loss) on available for sale securities, net	—	—	—	—	125	125

As of September 30, 2007 (Unaudited)	38,541	$385	$182,152	$140,517	$97	$323,151

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$51,084	$40,079
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Depreciation and amortization	5,551	4,899
Asset impairment	949	184
Minority interest	(5,504)	2,387
Stock based compensation	17,982	5,989
Deferred taxes	879	682
Unrealized gain on securities owned and available-for-sale securities, net	32	(233)
Excess tax benefits from share-based payment arrangements	(12,482)	(13,309)
(Increase)/decrease in operating assets:
Accounts receivable, net	(3,381)	(622)
Income tax receivable	2,317	5,303
Securities owned	3,985	2,481
Other assets	(975)	(264)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	(8,012)	669
Compensation and benefits payable	2,390	2,191
Income tax payable	—	(372)
Deferred revenue	(3,495)	(373)
Payment for order flow payable	819	(191)
Other liabilities	(601)	(392)

Net cash provided by operating activities	51,538	49,108

Cash flows from investing activities:
Purchase of fixed assets	(6,641)	(4,222)
Purchase of intangible assets	—	(2,234)
Purchase of available for sale securities	(10,733)	(38,585)
Investment in CDEX Inc.	(11,891)	—
Investment in ISE Stock Exchange, LLC	—	(1,760)
Maturities of available for sale securities	53,693	9,939

Net cash provided by/(used in) investing activities	24,428	(36,862)

Cash flows from financing activities:
Dividend	(5,827)	(5,697)
Proceeds from options exercised	1,303	1,052
Shares repurchased	(12,263)	(3,002)
Excess tax benefits from share-based payment arrangements	12,482	13,309

Net cash (used in)/provided by financing activities	(4,305)	5,662

Increases in cash and cash equivalents	71,661	17,908
Cash and cash equivalents, beginning of period	200,015	170,927

Cash and cash equivalents, end of period	$271,676	$188,835

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Information as of September 30, 2007 and 2006 is unaudited and for the twelve months ended December 31, 2006 is audited)

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

•	ETC Acquisition Corp. (“ETC”)—a wholly-owned subsidiary, which as of April 1, 2007, is used to lease CMM trading rights on the Company’s options exchange.

•	ISE Ventures, LLC (“ISE Ventures”)—a wholly-owned subsidiary, which as of August 13, 2007, is used to hold our investment in a foreign joint venture.

The Company operates two reportable segments—an options exchange and a stock exchange. The options exchange segment is comprised of the operations from ISE, Longitude, ETC, and ISE Ventures. The stock exchange segment is comprised of the operations from ISE Stock Exchange.

2. EUREX MERGER

On April 30, 2007, the Company signed a definitive agreement with Eurex, a derivatives exchange jointly owned by Deutsche Börse AG and SWX Swiss Exchange, under which Eurex will acquire the Company for approximately $2.8 billion in cash, or $67.50 per share. The transaction will be implemented by way of a merger and is subject to receipt of regulatory approval by the SEC and other customary closing conditions. The combination will create a transatlantic derivatives marketplace with significant U.S. dollar and Euro product coverage and with significant operations and revenues in both the U.S. and Europe. The Company will continue to operate as a separate entity under SEC regulation as a U.S. exchange in its current governance structure and under the ISE brand. On July 27, 2007, the Company’s stockholders approved the merger; however, the transaction still requires SEC approval.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ISE, ETC, ISE Stock Exchange, Longitude and ISE Ventures. All inter-company transactions have been eliminated in consolidation.

In accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), ISE Stock Exchange is considered a variable interest entity (“VIE”) and effective December 31, 2006, the Company consolidated its results as it was deemed the primary beneficiary. The Company’s consolidation of ISE Stock Exchange will currently not have any effect on the Company’s net results of operations until ISE Stock Exchange generates sustained net profits. Revenues and expenses of the Company will increase to reflect 100% of ISE Stock Exchange’s results; however, it will not have any impact on net income as the Company is not required to absorb any losses of the VIE. All revenues and expenses will be offset dollar-for-dollar by minority interest. Prior to our agreement with the strategic investors in April 2006, the Company recognized all the losses related to ISE Stock Exchange.

ISE Ventures holds a 48% ownership interest in CDEX Inc. (“DEX”), a joint venture with TSX Group Inc., to develop a derivatives exchange in Canada. The Company accounts for its investment under the equity method and accordingly will record its proportionate share of gains or losses.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses for the period presented. Actual results could differ from those estimates.

Revenue Recognition

Transaction fees are earned based on contracts executed on the Company’s exchange and are recorded as transactions occur on a trade date basis. Transaction fees are recorded net of discounts of $11,983 and $7,416 for the three months ended September 30, 2007 and 2006, respectively, and $31,557 and $25,513 for the nine months ended September 30, 2007 and 2006. The Company waives or discounts certain trading fees.

Market data revenues are predominately earned from the sale of the Company’s trade and quote information through industry plans; the Options Price Reporting Authority (“OPRA”) in the case of options and CTA/CQ and OTC/UTP plans in the case of stocks. The Company earns a portion of OPRA’s net income based on its pro-rata share of industry trade volume and a portion of the CTA/CQ and OTC/UTP income based upon its share of eligible industry trades and quotes. Revenue is recorded as transactions occur on a trade date basis.

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

Deferred Revenue

The Company has sold 50 CMM trading rights as of September 30, 2007. The CMM trading rights were each sold pursuant to a purchase agreement for $1.5 million each. Certain CMM trading rights were paid in full on the purchase date, while others were payable in annual installments; however, the purchase agreement grants immediate CMM trading rights upon execution of the purchase agreement. The Company currently recognizes revenue from the sale over 14 years, the estimated useful life, on a straight-line basis. The estimated useful life was determined based upon an analysis of certain factors driving the securities industry that could have an effect on the Company’s operations in providing services to its exchange members. Such factors included significant historical operating, regulatory and technology changes which have affected market participants and trading venues. Based upon the analysis, the Company estimated a life of 14 years; however, this period may be subject to change in the future.

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

	September 30, 2007	December 31, 2006
Company funds	$240,407	$161,624
Reserved for ISE Stock Exchange, LLC	30,471	37,767
Reserved for payment for order flow program	798	624

Total	$271,676	$200,015

Securities Owned

The Company invests cash in excess of short-term operating needs in U.S. treasury securities and municipal bonds with maturities ranging from three to 24 months which it classifies as available for sale. Unrealized gains and losses are included in accumulated other comprehensive income on the statement of changes in stockholders’ equity until realized. On a periodic basis, the Company reviews its portfolio for impairment. If a decline in fair value is deemed to be other than temporary, the security is written down to its fair value through earnings.

Prior to September 30, 2007, the Company had, through a Rabbi Trust, investments in various mutual funds in connection with the Company’s previous long-term deferred compensation plan. Investments were carried at market value with realized and unrealized gains or losses reported in other revenue and a charge or credit in compensation and benefits expense to reflect the change in the fair value of the amounts owed to employees. The Company has since replaced this plan with a stock-based plan (Note 9).

Securities owned consist of the following:

	September 30, 2007	December 31, 2006
U.S. Government debt obligations	$29,188	$28,998
Municipal bonds	16,774	60,090
Mutual funds	—	3,726

Total	$45,962	$92,814

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The Company has no changes in its unrecognized tax benefit as of September 30, 2007.

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

Stock-Based Compensation

Effective January 1, 2005, and in connection with its initial public offering, the Company began to account for stock-based employee compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” using the modified prospective adoption method. Under this method of adoption, compensation expense is recognized over the relevant service period based on the fair value of stock options and restricted stock awards granted on or after January 1, 2005 and future years. In addition, compensation cost is recognized in 2005 for awards granted prior to the adoption date for which the requisite service period has not been rendered. No unearned compensation is included in stockholders’ equity for such stock options and restricted stock awards granted. Rather, such stock options and restricted stock units are included in stockholders’ equity under SFAS No. 123(R) when services required from employees in exchange for the awards are rendered and expensed. See Note 9 for additional information.

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

The Company capitalized $2,529 and $2,751 for software licenses and software developed for internal use during the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

Marketing and Promotional Fees

Advertising costs, including media advertising and production costs, are expensed when incurred.

Merger Related Costs

Merger related costs, consisting primarily of advisory fees incurred in connection with our contemplated merger with Eurex, are expensed when incurred.

Intellectual Property

All costs related to patents on internally developed intellectual property are expensed when incurred.

Impairment of Long-Lived Assets

On a periodic basis, the Company performs a review for the impairment of long-lived assets when events or changes in circumstances indicate that the estimated undiscounted future cash flows expected to be generated by the assets are less than their carrying amounts or when other events occur which may indicate that the carrying amount of an asset may not be recoverable. During the nine months ended September 30, 2007, the Company recorded an impairment charge of $949 related to intellectual property acquired with Longitude. Based on the Company’s decision to suspend the licensing of auction technology, the Company determined that the assets were completely impaired.

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

Related Party Transactions

As a regulated securities exchange, the Company regularly transacts business with broker-dealers involved in the business of trading securities and those broker-dealers may be stockholders of the Company. Therefore, the Company engages in transactions with certain stockholders in the ordinary course of business. As a national securities exchange, the Company is required to provide equal non-discriminatory access and fees to all its members. Therefore, the Company is prohibited by SEC regulation to charge fees that are not on or vary from its approved pricing schedule. In addition, FAS No. 57 “Related Party Disclosures” requires disclosures of related party transaction with owners of more than 10 percent of the voting interests in the Company. The Company did not transact business with any stockholders that beneficially owned more than 10% of its outstanding common stock as of September 30, 2007 and 2006.

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

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space and computer equipment. Expenses recorded under these agreements for three months ended September 30, 2007 and 2006 were $2,234 and $2,203, respectively, and for the nine months ended September 30, 2007 and 2006 were $6,662, and $5,711, respectively. In addition, the Company has entered into contractual agreements with certain index providers for the rights to list index products. The Company also has entered into contractual agreements for technology enhancements and support with OMX (US) Inc. and its affiliates (collectively “OMX”). Expenses related to OMX were $2,584 and $2,175 for the three months ended September 30, 2007 and 2006, respectively, and for the nine months ended September 30, 2007 and 2006 were $7,289, and $6,566, respectively. At September 30, 2007, future minimum payments for commitments are as follows:

	Operating Leases	OMX	Other	Total
Three Months Ending December 31, 2007	$1,882	$3,184	$125	$5,191
Year ending December 31, 2008	6,398	5,162	878	12,438
Year ending December 31, 2009	5,215	4,087	150	9,452
Year ending December 31, 2010	3,062	4,087	—	7,149
Year ending December 31, 2011	2,016	—	—	2,016
Thereafter	$7,279	$—	$—	$7,279

Letter of Credit

In the normal course of business, the Company collateralizes certain leases through standby letters of credit. As of September 30, 2007, the Company provided letters of credit totaling $416 collateralized by certificates of deposit at a financial institution which are included in other assets.

Line of Credit

As of September 30, 2007, the Company had access to a $10,000 uncommitted credit line from a commercial banking institution to be used to meet the Company’s normal short-term capital needs. There were no borrowings outstanding under this credit line as of this date.

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

6. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2007	December 31, 2006
Trading related fees	$26,315	$23,257
Payment for order flow program	10,283	9,638
CMM trading rights:
Current	—	600
Unamortized discount	—	(13)
Other	1,616	1,355
Allowance for doubtful accounts	(19)	(22)

Total	$38,196	$34,815

7. DIVIDENDS

The following table sets forth the dividends we paid on our common stock. On September 6, 2007, the Company’s Board of Directors declared a quarterly dividend of $.05 per outstanding share of its class A common stock. The dividend was paid on September 28, 2007, to holders of record as of the close of business on September 21, 2007.

Record Date	Dividend per Share
March 23, 2006	$0.05
June 23, 2006	0.05
September 22, 2006	0.05
December 22, 2006	0.05
March 23, 2007	0.05
June 22, 2007	0.05
September 21, 2007	0.05

8. MEMBER FEES AND OTHER

Member fees and other are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Connectivity, access fees and other fees	$4,681	$3,780	$13,146	$10,524
Communication, equipment and software fees	832	1,115	2,498	2,894
Regulatory and administrative fees	536	813	1,839	1,719
Revenue from sale of CMM trading rights	1,279	1,225	3,836	3,613
Imputed interest on installment sales of CMM trading rights	—	13	13	148

Total	$7,328	$6,946	$21,332	$18,898

9. STOCK-BASED PLANS

Stock Options

The Company has two stock option plans—the 2002 Stock Option Plan (the “2002 Plan”), which was adopted in 2002, and the Omnibus Stock Plan, which was adopted in 2005. Under the plans, options on the Company’s common stock are issued for terms of 10 years and generally vest over three years. Options issued in connection with the 2002 Plan were issued with an exercise price significantly less than the estimated fair market value of the Company on the date of grant. Options issued under the Omnibus Stock Plan were issued with an exercise price equal to the estimated fair market value of the Company on the date of grant. Options expire on dates ranging from May 2012 to September 2016. As a result of the Company’s stockholder approval of its merger agreement with Eurex, all outstanding options became immediately vested. Therefore, all remaining unamortized expense was immediately recognized and all outstanding options became exercisable.

A summary of the stock option activity as of September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Life (years)	Options Exercisable	Weighted Average Exercise Price Per Exercisable Option
Outstanding, December 31, 2005	3,958,587	$3.88	6.9	3,383,703	$1.43
Granted	83,601	40.56	9.4	—	—
Forfeited	—	—			—
Exercised	(803,464)	1.74

Outstanding, December 31, 2006	3,238,724	$5.36	6.1	2,661,972	$1.86
Granted	—	—			—
Forfeited	—	—			—
Exercised	(172,008)	7.58

Outstanding, September 30, 2007	3,066,716	$5.23	5.3	3,066,716	$5.23

The weighted average estimated fair value of the options granted during the year ended December 31, 2006 was $13.39 per option. The Company used a binomial model to value the options. The following assumptions were used:

	Dividend Yield	Expected Volatility	Risk-Free Rate	Expected Life (in years)
2006	0.6%	44.9%	4.41%	5

Stock compensation expenses related to stock options were $1,324 and $364 for the three months ended September 30, 2007 and 2006, respectively, and for the nine months ended September 30, 2007 and 2006 were $2,113 and $979, respectively.

Restricted Stock

The Company issued restricted stock awards (“RSAs”) to employees and certain directors under the Omnibus Stock Plan primarily in connection with year-end compensation and the Company’s initial public offering. The RSAs were scheduled to vest over a period of two or five years. As a result of the Company’s stockholder approval of its merger with Eurex, all unvested stock grants became immediately vested unless an employee waived such right until the earlier of closing of the merger or December 31, 2007. Stock based compensation for employees who waived vesting was accelerated over the shortened requisite service period.

Information related to the RSAs is set forth below:

Grant	Restricted Stock Awards
Outstanding, December 31, 2005	645,117
Granted	173,786
Forfeited	(19,412)
Vested	(239,747)

Outstanding, December 31, 2006	559,744
Granted	297,879
Forfeited	(4,555)
Vested	(592,318)

Outstanding, September 30, 2007	260,750

Stock compensation expenses related to RSAs were $11,252 and $1,610 for the three months ended September 30, 2007 and 2006, respectively, and for the nine months ended September 30, 2006 and 2007 were $15,789, and $4,764, respectively.

Restricted Stock Units

The Company grants certain directors restricted stock units (“RSUs”) under the Omnibus Stock Plan at a total value of $10 per quarter per director. The Company ceased granting RSUs after it announced its merger agreement with Eurex. Under the restriction, the stock units cannot be sold until one year after their service on the Board is terminated. Stock compensation expenses related to RSUs were $0 and $80 for the three months ended September 30, 2007 and 2006, respectively, and for the nine months ended September 30, 2006 and 2007 were $80, and $240, respectively

Grant	Restricted Stock Units
Outstanding, December 31, 2005	—
Granted	7,432
Forfeited	—
Vested	—

Outstanding, December 31, 2006	7,432
Granted	1,640
Forfeited	—
Vested	—

Outstanding, September 30, 2007	9,072

10. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential reduction in earnings per share that could occur if securities or contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$18,517	$13,958	$51,084	$40,079
Weighted average shares outstanding	38,470	37,528	38,296	37,338
Basic earnings per share	$0.48	$0.37	$1.33	$1.07

Diluted earnings per share:

Net income	$18,517	$13,958	$51,084	$40,079

Weighted average shares outstanding	38,470	37,528	38,296	37,338
Dilutive effect of common stock equivalent shares related to stock options and restricted stock	1,972	2,357	2,136	2,456

Weighted average shares outstanding-diluted	40,442	39,885	40,432	39,794

Diluted earnings per share	$0.46	$0.35	$1.26	$1.01

Diluted EPS computation does not include the anti-dilutive effect of 0 and 68,144 options for the three months ended September 30, 2007 and 2006, respectively and 0 and 34,040 for the nine months ended September 30, 2007 and 2006, respectively.

11. COMPREHENSIVE INCOME

Comprehensive income includes net income and changes in stockholders’ equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$18,517	$13,958	$51,084	$40,079
Change in other comprehensive income:
Unrealized (gain)/loss on available for sale securities, net of tax	141	43	125	75

Total comprehensive income	$18,658	$14,001	$51,209	$40,154

12. GEOGRAPHIC AND CUSTOMER INFORMATION

All of the Company’s revenues are derived in the U.S. and all of the Company’s assets are located in the U.S. The Company considers significant customers to be those who account for more than 10% of the Company’s gross margin. The following is customer concentration information relating to significant customers of the options exchange segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Exchange members	2	1	2	2
Approximate percent of gross margin	21%	14%	21%	23%

13. BUSINESS SEGMENTS

Beginning in the first quarter of 2007, the Company began evaluating its financial performance based on two operating segments—an options exchange and a stock exchange. Prior to this period, the Company believed the financial results of the stock exchange were immaterial to its results. In order to provide a meaningful comparison, the Company has presented historical financial information using the current methodology. The Company evaluates the performance of its segments based on several factors, of which the primary financial measures are as follows:

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
	Options Exchange	Stock Exchange	Elimination	ISE Holdings	Options Exchange	Stock Exchange	Elimination	ISE Holdings
Total revenues	$72,170	13,706	(320)	$85,556	$50,081	11	(11)	$50,081
Gross margin	68,313	4,145	(320)	72,138	44,450	11	(11)	44,450
Total expenses	38,672	4,302	(320)	42,654	22,476	2,986	(2,986)	22,476
Minority interest	—	(250)	—	(250)	223	—	—	223
Income before provision for income taxes	32,754	—	—	32,754	24,478	(2,448)	2,448	24,478
Net income	18,517	—	—	18,517	13,958	(2,448)	2,448	13,958

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Options Exchange	Stock Exchange	Elimination	ISE Holdings	Options Exchange	Stock Exchange	Elimination	ISE Holdings
Total revenues	$186,070	15,945	(891)	201,124	$148,732	11	(11)	$148,732
Gross margin	173,894	5,421	(891)	178,424	131,104	11	(11)	131,104
Total expenses	90,847	12,227	(891)	102,183	64,838	5,362	(4,344)	65,856
Minority interest	—	5,504	—	5,504	495	—	—	495
Income before provision for income taxes	91,992	—	—	91,992	72,188	(4,753)	3,735	71,170
Net income	51,084	—	—	51,084	40,639	(4,295)	3,735	40,079

Included in the consolidated statements of financial condition as of September 30, 2007 and December 31, 2006 are $30,471 and $37,767 of cash and cash equivalents; $33,299 and $37,891 of total assets; and $1,480 and $568 of total liabilities for ISE Stock Exchange, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussions together with the consolidated financial statements and related notes. Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including market and general economic conditions in the U.S. and elsewhere in the world, growth of our market share, our ability to keep up with rapid technological change, our business strategy, our offering of new products including index options and market data products, consolidation in our exchange member base and within our industry and legislative and regulatory changes relating to our business and operations or activities, and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company’s other filings with the U.S. Securities and Exchange Commission (“SEC”) or in materials incorporated therein by reference.

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

Our gross margin (total revenues less cost of revenues) has grown 36.1% from $131.1 million in the first nine months of 2006 to $178.4 million for the same period in 2007 primarily due to increased trading volumes. Our net income has grown 27.5% from $40.1 million to $51.1 million over the same period. Included in our results for 2007 are accelerated stock-based compensation charges of $11.2 million and merger related expenses of $2.4 million. These costs were incurred in connection with our pending merger with Eurex (see “Our Pending Merger with Eurex”). Excluding these charges and the related tax effect (a non-GAAP measurement), our net income grew 47.8% to $59.7 million (see “Non-GAAP Financial Measures”).

Segments

Beginning in the first quarter of 2007, our management began evaluating the Company’s financial performance based on two operating segments -an options exchange and a stock exchange. In order to provide a meaningful comparison, we have presented historical financial information using the current methodology.

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

•

Our stock exchange business segment - In 2006, we expanded our business into the trading of cash equities with the launch of ISE Stock Exchange in partnership with key strategic investors. The ISE Stock Exchange currently operates the only dual structure platform that integrates a non-displayed market, MidPoint Match (“MPM”), with a fully displayed stock market. Traders have complete order protection and continuous price improvement.

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

Summary operating results for our two segments and their effect on our consolidated results are as follows:

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
	Options Exchange	Stock Exchange	Elimination	ISE Holdings	Options Exchange	Stock Exchange	Elimination	ISE Holdings
Total revenues	$72,170	13,706	(320)	$85,556	$50,081	11	(11)	$50,081
Gross margin	68,313	4,145	(320)	72,138	44,450	11	(11)	44,450
Total expenses	38,672	4,302	(320)	42,654	22,476	2,986	(2,986)	22,476
Minority interest	—	(250)	—	(250)	223	—	—	223
Income before provision for income taxes	32,754	—	—	32,754	24,478	(2,448)	2,448	24,478
Net income	18,517	—	—	18,517	13,958	(2,448)	2,448	13,958

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Options Exchange	Stock Exchange	Elimination	ISE Holdings	Options Exchange	Stock Exchange	Elimination	ISE Holdings
Total revenues	$186,070	15,945	(891)	201,124	$148,732	11	(11)	$148,732
Gross margin	173,894	5,421	(891)	178,424	131,104	11	(11)	131,104
Total expenses	90,847	12,227	(891)	102,183	64,838	5,362	(4,344)	65,856
Minority interest	—	5,504	—	5,504	495	—	—	495
Income before provision for income taxes	91,992	—	—	91,992	72,188	(4,753)	3,735	71,170
Net income	51,084	—	—	51,084	40,639	(4,295)	3,735	40,079

Business Environment

Our business is affected by macroeconomic factors impacting the U.S. economy as well as factors specific to the securities industry, and in particular, the equities markets. The equities markets ended the first nine months of 2007 above the levels of prior periods with all the major equities indices—the Dow Jones Industrial Average, S&P 500 Index and NASDAQ composite index—increasing approximately 11%, 11% and 6%, respectively, since the beginning of the year. Average daily volume of U.S. equity-listed securities increased approximately 23% in the first nine months of 2007 compared to the comparable period in the prior year.

The options industry continues to operate in an increasingly competitive environment while at the same time experiencing continued robust growth and expansion. Industry average daily equity options volume increased 36% from 7.2 million contracts during the first nine months of 2006 to 9.7 million contracts during the first nine months of 2007, and industry average daily index option volume increased from 722,000 to 1,067,000 over the same period. Our average daily equity options volume increased 29% from 2.3 million to 3.0 million over the same period; however, our market share decreased to 30.5% from 32.2%. Our average daily index option volume was 59,000 during the first nine months of 2007 compared to 32,000 during the same period last year.

During the third quarter, the equities and options markets experienced significant volatility as a result of economic news including concerns over the U.S. housing markets, sub-prime lending and tightening of the credit markets. Also during the quarter, the U.S. Federal Reserve reduced its key interest rate 50 basis points. As a result of the significant volatility, we, as well as the options industry, experienced record trading volumes. For example, on August 16, 2007, the options industry traded a record 23.7 million contracts and we traded a record 6.5 million contracts. In addition, on October 2, 2007, the options industry passed the annual volume record set in 2006 with nearly a full quarter of trading left for the year.

Our record results, excluding merger related costs and the effect of accelerated stock-based compensation charges, reflects a key aspect of our business model and operating leverage to increase profits without a significant increase in related expenses.

Our Pending Merger with Eurex

On April 30, 2007, we signed a definitive agreement with Eurex, a derivatives exchange jointly owned by Deutsche Börse AG and SWX Swiss Exchange, under which Eurex will acquire us for approximately $2.8 billion in cash, or $67.50 per share. The combination will create the leading transatlantic derivatives marketplace with significant U.S. dollar and Euro product coverage and with significant operations and revenues in both the U.S. and Europe. We will continue to operate as a separate entity under SEC regulation as a U.S. exchange in our current governance structure and under the ISE brand. On July 27, 2007, our stockholders voted to approve our merger agreement with Eurex and this affirmative stockholder vote satisfies a condition of the closing our merger; however, the transaction also requires SEC approval. We expect the transaction to close in the fourth quarter of 2007 and are currently planning the forthcoming integration efforts. In connection with the merger, we incurred expenses of $2.4 million for the nine months ended September 30, 2007 related to various advisory costs and expect to incur additional costs until our transaction closes.

Accelerated Stock-Based Compensation Charge

As a result of our stockholder approval of our merger with Eurex on July 27, 2007, all of our awards of restricted stock and options to our employees as part of their long-term incentive compensation, which typically vest equally over a three year period from the grant date, became immediately vested under the change in control provisions in our stock plan. Certain employees waived such right to vest in their restricted stock until the earlier of closing of the merger or December 31, 2007. We incurred a stock-based compensation charge, which is included in compensation and benefits expense, of $11.2 million in the third quarter of 2007 related to this acceleration. We accelerated the stock-based compensation for the unvested restricted stock over the shortened requisite service period.

Penny Pilot

On January 26, 2007, at the request of the SEC, all of the options exchanges initiated a pilot program to quote 13 options in pennies. The pilot program is being conducted with trading increments of one-cent for options trading up to $3.00 and in five-cent increments for options trading above $3.00 for 12 of the pilot options. All options on one ETF, the QQQQ, are being quoted in one-cent increments. On September 28, 2007, the penny pilot expanded to cover classes representing the top 35% of industry trading volume. The additional names are quoted in pennies for options under $3.00 and nickels for options above $3.00. QQQQ will continue to be quoted in pennies for all series. This phase will continue for six months. On March 28, 2008, we anticipate that the pilot will expand to a total of 63 options again trading in pennies only for options priced under $3.00. The SEC staff anticipates that the pilot will remain at this level for at least one year, through March 2009.

We have carefully planned and implemented several hardware and software upgrades to prepare for the penny pilot. However, in certain options we experienced a doubling, and in one option a tripling, of quote traffic. We are currently planning our future capacity needs and expect to incur additional costs for computer equipment as the penny pilot expands. Also, we noted that issues trading in the pilot generally did not keep pace with the overall growth experienced in the options industry. Lastly, we noted a narrowing of market spreads and a reduction in quoted size.

In order to better compete for trading volume, NYSE Arca and the Boston Options Exchange charge “maker-taker” pricing for options in the penny pilot where they will rebate market makers and other market participants for posting liquidity and charge for taking liquidity. Nasdaq also announced it would adopt a maker-taker pricing model when it launches its options marketplace. These exchanges believe that providing a rebate will encourage market makers to aggressively quote in a penny environment; thereby increasing volumes on their exchange.

We continue to monitor the impact of the penny pilot and will adjust our operations and pricing as needed in order to maintain our competitive position in the options marketplace.

Change in Control of OMX

On May 25, 2007, Nasdaq and OMX announced they had entered into a definitive agreement to combine the two companies. Our options trading system is an enhanced version of OMX’s standard trading software modified to include functionality we designed. In addition, Nasdaq has announced plans to directly compete with us and introduce an options market. Subsequent to the Nasdaq merger announcement, Bourse Dubai, the government controlled holding company for its two exchanges, announced it had purchased an equity interest in OMX and options to increase its ownership percentage in order to prevent Nasdaq’s acquisition. Subsequent to this announcement, the Qatar Investment Authority, the government controlled fund of Qatar, announced it accumulated an equity interest in OMX for strategic purposes. Recently, Nasdaq and Bourse Dubai announced an agreement to allow Nasdaq to proceed with its merger with OMX; however, no agreement has been announced with Qatar.

A change in control of OMX may create a complex relationship where we are dependent on a competitor to provide us with software and related support services for a large component of our Options Trading System (“OTS”).

While a merger with OMX would give its owner access to OMX’s electronic systems, a change in control would not cancel or modify any of the terms of our current agreements with OMX, including the “exclusivity” provision, which governs OMX’s ability to deliver another options trading system in competition with our U.S. offering. In addition, while the licensed OMX software serves as the foundation of our OTS, our options platform is customized and unique to us as a result of detailed functional specifications and significant enhancements to the OMX software, including a number of patented components that are integrated with the OMX software to create our OTS. Moreover, our agreement with OMX for Genium provides for the creation of an information barrier between OMX’s technology team and their exchange business to protect proprietary information.

While we have the protections described above, we cannot be assured that we will be adequately protected through these safeguards, and we are continuing to examine various alternatives.

Nasdaq’s Acquisition of the Boston Stock Exchange

On October 2, 2007, Nasdaq announced it had entered into a definitive agreement to acquire the Boston Stock Exchange and certain of its affiliates (“BSE”) for approximately $61.0 million. Nasdaq did not acquire BSE’s interest in the Boston Options Exchange, a competitor to us, in this transaction. Consolidation of our competitors into larger, well capitalized organizations may create substantial or increased competition to us through cost reductions or other efficiencies.

Market Outage

On the morning of October 12, 2007, we experienced a power disruption at our primary data center site which resulted in the temporary suspension of trading in both our options and stock exchanges for approximately one hour and forty five minutes. We have completed a thorough review, including determining the resiliency of our back-up power systems, and have mitigated the cause of the issue. We are undergoing all necessary steps to prevent a recurrence including further strengthening the resiliency of our power infrastructure. This outage did not have a material effect on our operating results.

Our Market Share and Dividend Trade Activity

Our average daily volume of equity options has grown significantly; however, we have experienced seasonal fluctuations on a quarterly basis. While our trading volumes have generally been increasing, over the same period our market share has fluctuated. The following chart reflects our equity options ADV and market share since 2006 on a quarterly basis:

	Q1-06	Q2-06	Q3-06	Q4-06	Q1-07	Q2-07	Q3-07
Our Equity Options ADV	2,356	2,372	2,194	2,381	2,728	2,858	3,321
Equity Options Market Share	32.7%	31.8%	32.2%	30.1%	30.2%	30.7%	30.5%

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

Index Court Action

On November 2, 2006, we filed a complaint in the U.S. District Court for the Southern District of New York seeking to end the exclusive listing of certain index options (the “ISE NY Action”). We asked the District Court to issue a declaratory judgment ordering that we do not need a license to list index options on the DJIA and S&P 500 Index. Currently, these two actively-traded index options trade exclusively on CBOE pursuant to licensing agreements between CBOE, Dow Jones, and McGraw-Hill. On November 15, 2006, Dow Jones, McGraw-Hill, and CBOE filed a complaint against us and OCC in the Circuit Court of Cook County, Illinois, asking the Circuit Court to issue a declaratory judgment ordering, among other things, that we may not list index options on the DJIA and S&P 500 Index without a license from Dow Jones and McGraw-Hill (the “Defendants’ Action”). On December 22, 2006, Dow Jones and McGraw-Hill filed a motion to dismiss or stay the ISE NY Action pending a decision in the Defendants’ Action. On March 8, 2007, we filed a motion to dismiss or stay the Defendants’ Action pending a decision in the ISE NY Action. On May 15, 2007, our motion to dismiss or stay the Defendants’ Action was denied. On June 4, 2007, we filed a motion with the Illinois Appellate Court seeking to stay the Illinois Circuit Court proceedings pending a decision on our appeal. This motion was denied on June 18, 2007. On July 25, 2007, the U.S. District Court for the Southern District of New York stayed the ISE NY Action pending determination of the Defendants’ Action in the Illinois Circuit Court. On September 25, 2007, we filed in the United States Court of Appeals for the Second Circuit an appeal to vacate the stay order of the District Court and to reinstate our declaratory judgment action.

Stock Exchange Segment

Our stock exchange segment is still in the early stages of its operations. Recently, we have seen an increase in volume resulting from new functionality, new members, as well as an increase in industry volumes. For example, on September 19, 2007 we traded a record 115.7 million shares. We expect to make further progress in the development of this business.

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

As a result of competitive pressures, we generally do not charge our options exchange members for executing non-broker-dealer customer orders on our exchange with the exception of premium products and our Second Market. Generally, an increase in our non-broker-dealer customer orders reduces our average revenue per side. As a percent of our total sides, non-broker-dealer customer sides have been increasing, reaching a high of 43.1% during the first quarter of 2006. However, it has decreased to 40.5% during the third quarter of 2007. We have also experienced an increase in firm proprietary trading as a percent of our overall trading mix from 10.9% in the first quarter of 2006 to 15.2% in the third quarter of 2007. We believe this increase is an indicator of increased institutional use of our trading platform. Also included in transaction fees are fees we charge exchange members for canceling orders.

Also included in transaction fees are activity remittance fees we pay to the SEC as well as license fees we pay for our exchange members to trade licensed products. GAAP requires us to record these fees on a gross basis.

We continually examine our fee structure in light of competitive changes in the marketplace. Most recently, we increased our fees for non-ISE market makers trading on our exchange from $0.19 per contract to $0.40 per contract effective June 2007. This change resulted in significant additional revenue, although we expect this trend to moderate as our members adjust their trading patterns. Additionally, as a result of reaching certain overall volume levels on our exchange, our market maker fee decreased in August 2007 from $0.17 per contract to $0.16 per contract. Our transaction fee for market makers will change when our monthly ADV reaches the following thresholds:

Monthly ADV (in thousands)	Transaction Fee
1,045 - 1,343	$0.19
1,343 - 1,880	$0.18
1,880 - 3,133	$0.17
3,133 - 9,400	$0.16
Greater than 9,400	$0.15

Member Fees and Other

Member fees and other are primarily driven by (a) the number of participants that become members of our exchange; (b) capacity requirements that are dictated by the number of quotes or orders submitted to our trading system as well as the communication method chosen by the member; and(c) revenue from the sale of CMM trading rights. In 2002, we created 60 CMM trading rights to sell for $1.5 million each. Each CMM trading right grants the holder the right to trade as a CMM on our options exchange. We currently recognize revenue from the sale of these CMM trading rights over an estimated useful life of 14 years on a straight line basis. As of September 30, 2007, we have 10 remaining CMM trading rights to sell. We seek appropriate buyers for these CMM trading rights based on their ability to provide significant liquidity to our markets. The proceeds we receive from the sales, less taxes and bonuses we pay on those sales, have been distributed to our stockholders. Unsold CMM trading rights do not generate revenue for us. Accordingly, based on requests by potential exchange members, we decided in 2006 to offer to lease the unsold CMM trading rights for one year periods, for $150,000 per year. We anticipate leasing or selling all of the remaining unsold CMM trading rights and may affect such sales at anytime. However, we have no present agreements with any entity to purchase or lease the remaining CMM trading rights and we cannot assure such sale or lease will take place. As of September 30, 2007, we sold 50 CMM trading rights. Other fees represent revenues from our subsidiary, Longitude, which we do not expect to be material to our 2007 results due to the suspension of its auctions as discussed above.

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

Expenses

Compensation and Benefits

Employee compensation and benefits expense is primarily driven by changes in our headcount and levels of incentive compensation. We may continue to increase our headcount to support our business initiatives which will lead to higher compensation and benefits expense. We also may experience fluctuations in our incentive compensation as a portion of that expense is based on our profitability. We may also incur costs for a success bonus, in the form of cash and/or stock, payable to our executive officers and certain directors if and when we sell our remaining 10 CMM trading rights. Pursuant to change in control provisions contained within our Omnibus Stock Plan, all of our unvested stock grants become immediately vested as a result of our stockholders affirmative vote of our merger with Eurex, unless an employee waived such right until the earlier of closing of the merger or December 31, 2007. Accordingly, we accelerated all remaining stock based compensation charges.

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

Provision for Income Taxes

Provision for income taxes is based on the application of prevailing federal, state and local tax rates. The difference between our effective tax rate and the statutory tax rate may vary from period to period, but primarily results from state and local taxes and the effect of certain non-deductible expenses. We expect our effective tax rate to range from approximately 43% to 44% in 2007 before the impact of non-deductible merger related costs.

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

Seasonality

In the securities trading industry, quarterly revenue fluctuations are common and are due primarily to variations in trading volumes. We believe we experience increased levels of trading activity in the first and fourth quarters, and decreased levels of trading activity in the second and third quarters. However, we believe the increased volatility in the third quarter of this year offset the historic seasonality. As a result of this and other factors described elsewhere herein, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and the results of any quarter are not necessarily indicative of results of any future period.

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

The following table reflects the calculation of our net transaction fees for our options exchange:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per side amounts)		(in thousands, except per side amounts)
Transaction fees	$71,222	$38,778	$163,258	$116,327
Less cost of revenues:
Activity remittance fees	4,567	3,525	11,179	11,576
ETF and index license fees	8,851	2,106	11,521	6,052

Total cost of revenues	13,418	5,631	22,700	17,628

Net transaction fees	$57,804	$33,147	$140,558	$98,699
Total sides	429,281	280,540	1,134,152	879,581
Average transaction fee per side	$0.140	$0.138	$0.133	$0.132
Average cost of revenues per side	(0.009)	(0.020)	(0.011)	(0.020)

Average net transaction fee per side	$0.131	$0.118	$0.122	$0.112

We have also disclosed our results excluding certain non-operating charges. These non-operating charges relate to advisory expenses incurred in connection with our pending merger with Eurex, the net accelerated charge for stock-based compensation resulting from our stockholders approving our merger with Eurex, and legal fees incurred to reorganize into a holding company in 2006. Management excludes these costs when measuring our financial performance as they do not relate to our core business of operating a multi-asset class exchange. Management believes presenting our results excluding these costs provides a clearer measure of our results and performance.

The following table reflects the calculation of our non-operating charges on our consolidated results:

	Consolidated Results
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
GAAP Income before provision for income taxes, as reported	$32,754	$24,478	$91,992	$71,170
Less Accelerated stock based compensation	11,200	—	11,200	—
Less Merger related costs	235	—	2,384	—
Less Reorganization	—	197	—	326

Income before provision for income taxes, proforma	$44,189	$24,675	$105,576	$71,496

GAAP Net income, as reported	$18,517	$13,958	$51,084	$40,079
Less Accelerated stock based compensation, net of tax	6,272	—	6,272	—
Less Merger related costs, net of tax	235	—	2,352	—
Less Reorganization, net of tax	—	197	—	326

Net income, proforma	$25,024	$14,155	$59,708	$40,405

The following table reflects the calculation of our non-operating charges for our options exchange:

	Options Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
GAAP Income before provision for income taxes, as reported	$32,754	$24,478	$91,992	$72,188
Less Accelerated stock based compensation	11,200		11,200	—
Less Merger related costs	235	—	2,384	—
Less Reorganization	—	197	—	326

Income before provision for income taxes, proforma	$44,189	$24,675	$105,576	$72,514

GAAP Net income, as reported	$18,517	$13,958	$51,084	$40,639
Less Accelerated stock based compensation, net of tax	6,272		6,272	—
Less Merger related costs, net of tax	235	—	2,352	—
Less Reorganization, net of tax	—	197	—	326

Net income, proforma	$25,024	$14,155	$59,708	$40,965

CRITICAL ACCOUNTING POLICIES

Our accounting policy related to our revenue recognition from the sale of CMM trading rights on our options exchange is our most critical accounting policy that requires management to make estimates and judgments that could affect our results.

As of September 30, 2007, we have sold 50 trading rights. The trading rights were each sold pursuant to a purchase agreement for $1.5 million each. Certain trading rights were paid in full on the purchase date, while others are payable in annual installments; however, the purchase agreement grants immediate membership upon execution of the purchase agreement.

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

We recognized revenue of $1.3 million and $1.2 million during the three months ended September 30, 2007 and 2006, respectively and $3.8 million and $3.6 million during the nine months ended September 30, 2007 and 2006, respectively, from the sale of CMM trading rights.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None

KEY STATISTICAL INFORMATION

In evaluating the performance of our options exchange business, management closely monitors these key statistics for ISE:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Trading Days	63	63	187	188
Average daily trading volume (1) (2)
Equity and Index Options
Total U.S. industry equity and index options traded (in thousands)	12,119	7,524	10,817	7,881
Our equity and index options traded (in thousands)	3,407	2,227	3,032	2,339
Our market share of equity and index options traded	28.1%	29.6%	28.0%	29.7%
Equity Options
Total U.S. industry equity options traded (in thousands)	10,872	6,815	9,745	7,159
Our equity options traded (in thousands)	3,321	2,194	2,972	2,307
Our market share of equity options traded	30.5%	32.2%	30.5%	32.2%
Index Options
Total U.S. industry index options traded (in thousands)	1,237	709	1,067	722
Our index options traded (in thousands)	82	33	59	32
Our market share of index options traded	6.6%	4.6%	5.5%	4.4%
Our member total trading volume (sides, in thousands): (3)
Account type:
Customer	173,666	112,429	467,934	364,217
Firm proprietary	65,155	36,402	165,753	108,998
Market maker	190,460	131,710	500,465	406,366

Total Sides	429,281	280,540	1,134,152	879,581
Our market share of total industry trading: (4)
Customer	28.5%	29.3%	29.1%	30.2%
Firm proprietary	27.8%	25.8%	26.2%	25.7%
Market maker	27.9%	31.2%	27.8%	30.5%
Revenue:
Average transaction fee per side (5)	$0.140	$0.138	$0.133	$0.132
Average cost of transaction fee per side (6)	$(0.009)	$(0.020)	$(0.011)	$(0.020)

Average net transaction fee per side (6)	$0.131	$0.118	$0.122	$0.112
Average transaction fee per revenue side (7)	$0.200	$0.176	$0.187	$0.176
Our trades: (8)
Average contracts per trade	18.1	18.0	18.1	17.6
Average trades per day (in thousands)	188.1	123.4	167.6	133.0
Total trades (in thousands)	11,853	7,774	31,332	24,999
Our market share of industry trade volume	31.3%	32.5%	31.6%	32.3%
Our listed issues: (9)
Average number of issues traded during the period	1,778	931	1,719	891
Our Members (average number trading during period) (10)
PMMs	10	10	10	10
CMMs	143	148	144	145
EAMs	108	99	109	101

Total	261	257	263	256
Employees (period average)
Full-time equivalent (11)	196	178	188	181

(1)	Represents single counted contract volume. For example, a transaction of 500 contracts on our exchange is counted as a single 500 contract transaction for purposes of calculating our volumes, even though we may receive transaction fees from parties on both sides of the transaction, one side of a transaction, or in some cases, neither side of a transaction.
(2)	Our market share is calculated based on the number of contracts executed on our exchange as a percentage of total industry contract volume.
(3)	Represents each side of a buy or sell transaction. For example, a transaction of 500 contracts on our exchange is counted as two sides of 500 contracts, representing a buy and a sell transaction. We generally do not charge our members for executing non-broker-dealer customer orders on our exchange except for options on our premium products as well as options for listings in our Second Market.

(4)	Represents our market share of total U.S. industry equity and index trading for members trading on our exchange based on contract trading volume.

(5)	Average transaction fee per side is calculated by dividing our transaction fees by the total number of sides executed on our exchange. We generally do not charge our members for executing non-broker-dealer customer orders on our exchange except for options on our premium products as well as options for listings in our Second Market. Comparing our average transaction fee per side to our average transaction fee per revenue side reflects the negative effect of our fee waivers or reductions on our revenues, on a per side basis.
(6)	Average cost of transaction fee per side is calculated by subtracting cost of revenues from transaction fees, which we refer to as net transaction fees, and dividing the result by the total number of sides executed on our exchange.
(7)	Our average transaction fee per revenue side reflects the transaction fee we charge to our market participants per our publicly available pricing schedules. These schedules were part of rule proposals that became effective upon filing pursuant to Section 19(b)(3)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission may abrogate such rule proposals within 60 days of filing if it determines that such action is necessary or appropriate in the public interest, for the protection of investors or otherwise in furtherance of the purposes of the Exchange Act.
(8)	Members can have several contracts per trade. Trades represent the number of trades cleared through The Option Clearing Corporation, or the OCC. Market data revenue is generated on a per trade basis, not on a contract basis.
(9)	By “issues” we mean the number of securities underlying our options. We trade multiple options series on each underlying security.
(10)	Excludes PMM’s and CMM’s in our Second and FX Markets.
(11)	Excludes full-time equivalent employees of ISE Stock Exchange, LLC, beginning April 2006.

We derive our data from our own records and data for the markets in which we compete from information published by or prepared for OCC and OPRA.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS SEPTEMBER 30, 2006

Options Exchange Segment

Overview

Net income increased 32.7% to $18.5 million during the three months ended September 30, 2007 from $14.0 million during the comparable period in 2006, primarily due to increased trading volumes on our options exchange. Our expenses increased 72.1% to $38.7 million during the three months ended September 30, 2007 from $22.5 million during the comparable period in 2006, primarily due to increased stock based compensation. Included in our results for the three months ended September 30, 2007 are accelerated stock based compensation costs of $11.2 million.

Revenues

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
	(in millions)
Revenues
Transaction fees	60.0	38.8	21.3	54.8%
Member fees and other	7.5	6.9	0.6	8.4%
Market data	4.6	4.4	0.2	5.7%

Total revenues	72.2	50.1	22.1	44.1%
Cost of revenues
Activity remittance fees	2.7	3.5	(0.8)	-23.0%
License fees	1.1	2.1	(1.0)	-45.8%

Total cost of revenues	3.9	5.6	(1.8)	-31.5%

Gross margin	68.3	44.5	23.9	53.7%

Transaction Fees

Transaction fee revenues increased 54.8% to $60.0 million during the three months ended September 30, 2007 from $38.8 million during the comparable period in 2006, primarily due to increased trading volumes on our options exchange resulting from increased volatility. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options during the three months ended September 30, 2007 increased 59.5% from the comparable period in 2006.

•	Our ADV increased 51.4% over the same period; however our market share decreased to 30.5% from 32.2%.

•	Our ADV in index options was 82,000 during the three months ended September 30, 2007 compared to 33,000 during the comparable period in 2006.

Our average transaction fee per side increased to $0.140 during the three months ended September 30, 2007 from $0.138 during the comparable period in 2006. Over the same period our average net transaction fee per side, a measure we use to evaluate our revenues which excludes activity remittance fees and ETF and index license fees, increased to $0.131 from $0.118. An increase in our fees to non-ISE market makers beginning June 2007 drove this change. Additionally, we recorded higher cancellation fee revenues due to increases in the amount we charge for this activity. Partly offsetting these increases was a decrease in the per contract fee we charge market makers based on our exchange reaching certain volume levels.

Member Fees and Other

Member fees and other increased 8.4% to $7.5 million during the three months ended September 30, 2007 from $6.9 million during the comparable period in 2006. The increase was primarily driven by an increase in connectivity fees due to a pricing change. In April 2006, we changed our exchange member connectivity fees to be based on an exchange member’s quote capacity usage versus login activity. Quote traffic increased significantly due to the Penny Pilot as well as increased volatility.

Market Data

Market data revenues increased 5.7% to $4.6 million during the three months ended September 30, 2007 from $4.4 million in 2006 primarily due to increased profitability of OPRA which more than offset our decline in trade market share. We accounted for 31.3% of total industry trades during the three months ended September 30, 2007 and 32.5% during the comparable period in 2006.

Expenses

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Expenses
Compensation and benefits	26.1	11.9	14.2	119.9%
Technology and communications	4.3	4.1	0.2	4.2%
Occupancy	1.3	1.3	0.0	-0.7%
Professional fees	2.8	1.4	1.4	97.7%
Marketing and business development	0.7	0.8	0.0	-6.4%
Depreciation and amortization	1.7	1.7	-0.1	-3.6%
Other	1.6	1.1	0.5	43.9%

Total direct expenses	38.4	22.3	16.2	72.5%
Merger Related	0.2	0.0	0.2	N/M
Reorganization	0.0	0.2	-0.2	N/M

Total expenses	38.7	22.5	16.2	72.1%

Compensation and Benefits

Compensation and benefits expense increased 119.9% to $26.1 million during the three months ended September 30, 2007 from $11.9 million during the comparable period in 2006. The increase was primarily due to accelerated stock based compensation resulting from stockholder approval of our merger agreement with Eurex. We also recorded higher incentive compensation as a result of our higher profitability.

Technology and Communication

Technology and communication expense increased 4.2% to $4.3 million during the three months ended September 30, 2007 from $4.1 million during the comparable period in 2006 primarily due to spending on capacity and enhancements to our options trading system.

Professional Fees

Professional fees increased 97.7% to $2.8 million during the three months ended September 30, 2007 from $1.4 million during the comparable period in 2006 primarily due to higher legal expenses related to our litigation concerning the exclusive listing of index options and patent enforcement, as well as other advisory fees relating to possible new business initiatives.

Marketing and Business Development

Marketing and business development expenses decreased 6.4% to $0.7 million during the three months ended September 30, 2007 from $0.8 million during the comparable period in 2006, due to lower levels of spending on marketing and advertising material primarily due to timing of marketing programs.

Depreciation and Amortization

Depreciation and amortization expenses decreased 3.6% to $1.7 million during the three months ended September 30, 2007 from $1.7 million during the comparable period in 2006.

Other Expenses

Other expenses increased 43.9% to $1.6 million during the three months ended September 30, 2007 from $1.1 million during the comparable period in 2006. The increase was attributable to payments relating to trading disruptions as well as increased travel and other general expenses to support our overall growth.

Merger related Costs

We incurred $0.2 million of merger related costs during the three months ended September 30, 2007. These fees consist primarily of advisory fees incurred in connection with our contemplated merger with Eurex.

Interest and Investment Income

Interest and investment income increased to $3.1 million during the three months ended September 30, 2007 from $2.3 million during the comparable period in 2006 as a result of higher average cash balances.

Provision for Income Taxes

Our tax provision increased to $14.2 million during the three months ended September 30, 2007 from $10.5 million during the comparable period in 2006. Over the same period our effective tax rate increased to 43.5% from 43.0%.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS SEPTEMBER 30, 2006

Options Exchange Segment

Overview

Net income increased 25.7% to $51.1 million during the nine months ended September 30, 2007 from $40.6 million during the comparable period in 2006, primarily due to increased trading volumes on our options exchange. Our expenses increased 40.1% to $90.8 million during the nine months ended September 30, 2007 from $64.8 million during the comparable period in 2006, primarily due to increased stock based compensation. Included in our results for the quarter are accelerated stock based compensation costs of $11.2 million.

Revenues

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
	(in millions)
Revenues
Transaction fees	150.3	116.3	34.0	29.2%
Member fees and other	22.0	18.9	3.1	16.2%
Market data	13.8	13.5	0.3	2.0%

Total revenues	186.1	148.7	37.3	25.1%
Cost of revenues
Activity remittance fees	8.9	11.6	(2.7)	-23.3%
License fees	3.3	6.1	(2.8)	-45.6%

Total cost of revenues	12.2	17.6	(5.5)	-30.9%

Gross margin	173.9	131.1	42.8	32.6%

Transaction Fees

Transaction fee revenues increased 29.2% to $150.3 million during the nine months ended September 30, 2007 from $116.3 million during the comparable period in 2006, primarily due to increased trading volumes on our options exchange. This volume growth was due to several factors, including the following:

•	Industry ADV for equity options during the nine months ended September 30, 2007 increased 36.1% from the comparable period in 2006.

•	Our ADV increased 28.8% over the same period; however our market share decreased to 30.5% from 32.2%.

•	Our ADV in index options was 59,000 during the nine months ended September 30, 2007 compared to 32,000 during the comparable period in 2006.

Our average transaction fee per side increased to $0.133 during the nine months ended September 30, 2007 from $0.132 during the comparable period in 2006. Over the same period our average net transaction fee per side, a measure we use to evaluate our revenues which excludes activity remittance fees and ETF and index license fees, increased to $0.122 from $0.112. An increase in our fees to non-ISE market makers beginning June 2007 drove this change. Additionally, we recorded higher cancellation fee revenues due to increases in the amount we charge for this activity. Partly offsetting these increases was a decrease in the per contract fee we charge market makers based on our exchange reaching certain volume levels.

Member Fees and Other

Member fees and other increased 16.2% to $22.0 million during the nine months ended September 30, 2007 from $18.9 million during the comparable period in 2006. The increase was primarily driven by an increase in connectivity fees due to a pricing change. In April 2006, we changed our exchange member connectivity fees to be based on an exchange member’s quote capacity usage versus login activity. Quote traffic increased significantly due to the Penny Pilot as well as increased volatility.

Market Data

Market data revenues increased 2.0% to $13.8 million during the nine months ended September 30, 2007 from $13.5 million in 2006 as an increase in OPRA profitability was partly offset by our lower market share of trades. We accounted for 31.6% of total industry trades during the nine months ended September 30, 2007 and 32.3% during the comparable period in 2006.

Expenses

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Expenses
Compensation and benefits	52.6	34.2	18.4	53.9%
Technology and communications	12.9	11.3	1.6	14.0%
Occupancy	3.8	3.9	-0.1	-3.0%
Professional fees	6.4	4.1	2.2	54.5%
Marketing and business development	1.9	2.2	-0.3	-15.0%
Depreciation and amortization	6.1	5.1	1.0	19.9%
Other	4.8	3.7	1.1	30.6%

Total direct expenses	88.5	64.5	24.0	37.1%
Merger related costs	2.4	0.0	2.4	N/M
Reorganization	0.0	0.3	-0.3	N/M

Total expenses	90.8	64.8	26.0	40.1%

Compensation and Benefits

Compensation and benefits expense increased 53.9% to $52.6 million during the nine months ended September 30, 2007 from $34.2 million during the comparable period in 2006. The increase was primarily due to accelerated stock based compensation resulting from stockholder approval of our merger agreement with Eurex. We also recorded higher incentive compensation as a result of our higher profitability.

Technology and Communication

Technology and communication expense increased 14.0% to $12.9 million during the nine months ended September 30, 2007 from $11.3 million during the comparable period in 2006 primarily due to an increase in spending on equipment and software in order to handle the increased quoting on our trading system. In addition, costs related to OMX increased $0.7 million for enhancements to our options trading system.

Professional Fees

Professional fees increased 54.5% to $6.4 million during the nine months ended September 30, 2007 from $4.1 million during the comparable period in 2006 primarily due to higher legal expenses related to our litigation concerning the exclusive listing of index options and patent enforcement. Partly offsetting this increase, was consulting fees incurred in the year ago period related to us preparing for compliance with the Sarbanes Oxley Act of 2002.

Marketing and Business Development

Marketing and business development expenses decreased 15.0% to $1.9 million during the nine months ended September 30, 2007 from $2.2 million during the comparable period in 2006 due to lower levels of spending on branding campaigns primarily due to timing of marketing programs.

Depreciation and Amortization

Depreciation and amortization expenses increased 19.9% to $6.1 million during the nine months ended September 30, 2007 from $5.1 million during the comparable period in 2006 primarily due to an impairment charge of $0.9 million relating to Longitude intellectual property.

Other Expenses

Other expenses increased 30.6% to $4.8 million during the nine months ended September 30, 2007 from $3.7 million during the comparable period in 2006. The increase was attributable to payments relating to trading disruptions, settlement of a state tax audit and an increase in other general expenses to support our overall growth.

Merger related costs

We incurred $2.4 million of merger related costs during the nine months ended September 30, 2007. These fees consist primarily of advisory fees incurred in connection with our contemplated merger with Eurex.

Interest and Investment Income

Interest and investment income increased to $8.9 million during the nine months ended September 30, 2007 from $5.4 million during the comparable period in 2006 as a result of higher average cash balances.

Provision for Income Taxes

Our tax provision increased to $40.9 million during the nine months ended September 30, 2007 from $31.5 million during the comparable period in 2006. Over the same period our effective tax rate increased to 44.5% from 43.7%, primarily as a result of non-deductible merger related costs.

Stock Exchange Segment

Our stock exchange segment is still in its early stages of operations. For the three months ended September 30, 2007, this segment recorded gross margin of $4.1 million resulting from transaction fees and market data. We use a maker-taker pricing method for our displayed market and waived fees for our MPM platform through May 1, 2007. Total expenses increased to $4.3 million during the three months ended September 30, 2007 from $3.0 million during the comparable period in 2006 primarily due to higher compensation and benefits expense reflecting higher staffing levels required to launch and operate the stock exchange.

For the nine months ended September 30, 2007, this segment recorded gross margin of $5.4 million primarily as a result of the launch of our displayed market in December 2006. Total expenses increased to $12.2 million during the nine months ended September 30, 2007 from $5.4 million during the comparable period in 2006 primarily due to higher compensation and benefits expense reflecting higher staffing levels required to launch and operate the stock exchange.

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

The following table sets forth our consolidated net cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$51,538	$49,108
Net cash (used in)/provided by investing activities	24,428	(36,862)
Net cash provided by/(used in) financing activities	(4,305)	5,662

Increase/(decrease) in cash and cash equivalents	71,661	17,908
Cash and cash equivalents at beginning of period	200,015	170,927

Cash and cash equivalents at end of period	$271,676	$188,835

Our cash and cash equivalents are primarily comprised of investments in money market accounts and highly liquid investments with maturities of less than 90 days. Assets readily convertible into cash consists of amounts due from our members for transactions executed on our options and stock exchange, which are principally reflected in our current accounts receivable, less cash we hold in connection with our payment for order flow program which is discussed below. We charge members for their transactions on a monthly basis and collect these fees within five business days after the end of each month pursuant to a standing agreement with OCC for options transactions and DTCC for stock transactions, where we have the ability to withdraw our non-contested fees from members’ security clearing accounts. Also included in amounts readily convertible into cash are investments of our excess cash in U.S. Treasuries and municipal bonds, which are included in securities owned. Cash and cash equivalents, together with assets readily convertible into cash, accounted for 76.9% of our total assets as of September 30, 2007, and 77.5% as of December 31, 2006.

Cash and cash equivalents increased to $271.7 million as of September 30, 2007 from $200.0 million as of December 31, 2006:

•	Our net cash provided by operating activities was $51.5 million during the nine months ended September 30, 2007 primarily due to increased trading volumes on our options exchange.

•

Our net cash provided in investing activities was $24.4 million during the nine months ended September 30, 2007. We had $53.7 million in maturities of available for sale securities, primarily municipal debt instruments, partly offset by $10.7 million in purchases. We contributed $11.9 million to DEX, our previously announced joint venture with TSX Group. We purchased fixed assets of $6.6 million primarily for leasehold improvements relating to expansion of our data center in order to support our overall growth as well as software for our options exchange.

•

Our net cash used by financing activities was $4.3 million during the nine months ended September 30, 2007. We repurchased $12.3 million of our common stock tendered by our employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards. We repurchased these shares based on their fair market value on the vesting date. We paid dividends of $5.8 million for the nine months ended September 30, 2007. Partly offsetting these decreases was a tax benefit of $12.5 million related to options exercised by our employees. Our taxes are reduced by the after tax effect of the difference between the fair market value and strike price of the options our employees exercised.

As of September 30, 2007 and December 31, 2006 included in cash and cash equivalents is $0.8 million and $0.6 million, respectively, for our payment for order flow program. Under this program we pay our EAMs on behalf of our market makers for order flow sent to the exchange. We assess fees to our market makers, PMMs and CMMs, and distribute those funds to our EAMs. Each PMM has full discretion regarding the payment, and we administer the payments. Accordingly, we reflect the assessments and payments on a net basis with no impact on revenues or expenses. When fees are assessed, we record an asset with a corresponding liability.

As of September 30, 2007 and December 31, 2006, included in cash and cash equivalents is $30.5 and $37.8 million held for the exclusive use of ISE Stock Exchange.

As of September 30, 2007 and December 31, 2006, we had a letter of credit agreement totaling $0.4 million to satisfy lease commitments and administrative obligations.

Financial Condition

Our total assets increased to $446.9 million as of September 30, 2007 from $396.4 million as of December 31, 2006. This increase was primarily due to operating cash proceeds resulting from higher transaction volumes as well as higher income tax receivables as a result of exercise of stock options.

Our total liabilities decreased to $92.9 million as of September 30, 2007 from $101.8 million as of December 31, 2006. This decrease was primarily due to a lower levels of trade payables.

We recorded $30.8 million of minority interest representing minority stockholder’s interest in ISE Stock Exchange as of September 30, 2007.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of September 30, 2007, which are primarily operating leases for office space and equipment and contractual agreements for trading software license technology enhancements and support of our core trading system from OMX:

Payments due by Period
	Total	<1 Years	1 to 3 Years	3 to 5 Years	5+ Years
Operating Leases	25,852	6,740	9,313	4,031	5,768
OMX	16,520	7,305	8,193	1,022	—
Other	1,153	1,003	150	—	—

Total	43,525	15,048	17,656	5,053	5,768

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

Interest Rate Risk

In order to maximize yields, we invest portions of our excess cash in short-term interest earning assets, primarily money market instruments at commercial banks and U.S. treasuries and municipal bonds with maturities of less than two years, which totaled $316.8 million as of September 30, 2007 and $288.5 million as of December 31, 2006. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Equity Price Risk

We do not trade securities for our own account nor do we maintain inventories of securities for sale. However, we do have investments in various mutual funds that we hold on behalf of our employees as part of our previous long-term performance-based profit-sharing plan. Under the plan, fund awards were granted to our employees, which they in turn invest in various mutual fund investments. Employees vest in the distributions over a period of three years. The participating employees bear the risk of the vested portion of the investments, and we bear the risk of the unvested portion. In addition, we have purchased U.S. treasuries and municipal bonds with our available excess cash in order to increase our return. As a result, we are exposed to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounted to approximately $0.0 million and $0.3 million as of September 30, 2007 and December 31, 2006, respectively.

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

The table below sets forth the information with respect to purchases made by the Company of our common stock during the three months ended September 30, 2007. No shares were repurchased during the months of August and September 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	122,260	$65.95	—	—

(1)

These shares represent shares of common stock that were tendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the vesting date.

Item 4.	Submission of Matters to a Vote of Security Holders

We held a Special Meeting of Stockholders on July 27, 2007. The stockholders voted on the following matters:

1.	To adopt the Agreement and Plan of Merger, dated as of April 30, 2007 (as it may be amended from time to time), by and among Eurex Frankfurt AG, an Aktiengesellschaft organized under the laws of the Federal Republic of Germany, Ivan Acquisition Co., a Delaware corporation and a wholly-owned indirect subsidiary of Eurex Frankfurt AG, and International Securities Exchange Holdings, Inc. (the “Merger Agreement”); and

2.	To approve the adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to adopt the Merger Agreement.

The stockholders’ vote approved the adoption of the Merger Agreement and approved the adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to adopt the Merger Agreement. No other business properly came before the Special Meeting. The number of votes cast for or against, and the number of abstentions with respect to each proposal, is set forth below. The Company’s independent inspectors of election reported the vote of stockholders as follows:

	For	Against	Abstain
To approve and adopt the Merger Agreement	26,057,063	27,082	45,406
To adjourn the special meeting, if necessary or appropriate, for the purpose of soliciting additional proxies	24,668,499	709,286	751,765

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SECURITIES EXCHANGE HOLDINGS, INC.

Date: November 6, 2007	By:	/s/ Bruce Cooperman
	Name:	Bruce Cooperman
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)